Form 10-Q
period 1995-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1995-11-13
CIK 887499

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                         ______________________


                              FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended   September 30, 1995
Commission file number   0-18042



                 COMMUNITY INVESTMENT PARTNERS II, L.P.
_________________________________________________________________
(Exact name of registrant as specified in its charter)


      MISSOURI                                     43-1609351
_________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)          Identification No.)

      201 Progress Parkway
      Maryland Heights, Missouri                   63043
_________________________________________________________________
      (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (314) 851-2000
                                                  _______________



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.    (1) YES  X  NO
                                              ___   ___
                                      (2) YES     NO  X
                                                    ___

                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     INDEX



                                                     Page Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheet .........................................3
        Schedule of Portfolio Investments .....................4
        Income Statement ......................................5
        Statement of Cash Flows ...............................6
        Statement of Changes in Partnership Capital ...........7
        Notes to Financial Statements .........................8

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...................9



Part II.  OTHER INFORMATION  *

Item 1.  Legal Proceedings....................................10
Item 6.  Exhibits and Reports on Form 8-K.....................10

        Signatures............................................11


*       Items 2,3,4 and 5 are omitted as they are not applicable

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                            BALANCE SHEET

                             (Unaudited)


                                   September 30,    December 31,
                                           1995           1994

                                ASSETS

Investments                           $  1,145,013   $  1,000,013
Cash and cash equivalents                1,416,438      1,533,171
Deferred organizational costs, net          82,537        110,049
Accrued interest receivable                  7,542          7,378
                                      _____________  ____________

  Total Assets                        $  2,651,530   $  2,650,611
                                       ===========    ===========

                 LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accrued expenses                      $     32,739   $      5,100
                                      _____________  ____________

  Total Liabilities                         32,739          5,100
                                      _____________  ____________

Partnership Capital:

Capital - Limited Partners               2,592,436      2,618,888
Capital - General Partners                  26,355         26,623
                                      _____________  ____________

  Total Partnership Capital              2,618,791      2,645,511
                                      _____________  ____________

Total Liabilities and
 Partnership Capital                 $   2,651,530  $   2,650,611
                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                     SCHEDULE OF PORTFOLIO INVESTMENTS

                         AS OF SEPTEMBER 30, 1995

Company/                 Nature of Business/           Fair Market
Initial Investment Date  Investment             Cost      Value

Houghton Acquisition   Organized for the purpose of
Corporation            acquiring Hutchinson Foundry
                       Products Inc.

March 10, 1993         2,000 shares of Class A
                       cumulative redeemable
                       Preferred Stock         $200,013  $200,013

West End               Produces and distributes an all
Brokerage Company      natural, brewed, non-alcoholic
                       beverage


July 31, 1995          96,301 shares of Class A
                       Common Stock             267,131   267,131
                       120,000 shares of Class B
                       6% Preferred Stock       332,869   332,869

Global Surgical        Formed to acquire the Urban
Corporation            Microscope Division and the
                       Surgical Mechanical Research
                       subsidiary of Storz Medical

January 31, 1994       300 shares of Common
                       Stock                    300,000   300,000
July 5, 1995           7% subordinated
                         Promissory Note         45,000    45,000
                                              _________ _________
                                             $1,145,013$1,145,013
                                              ========= =========

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                             INCOME STATEMENT

                                (Unaudited)


                            Three Months Ended   Nine Months Ended
                           Sept.30,    Sept.30,  Sept.30, Sept.30,
                            1995         1994     1995      1994

Interest income            $  5,871  $ 12,706  $ 41,349  $ 26,955
Dividend income               7,453         -    14,818         -
                           _________ _________ _________ _________
 Total Income                13,325    12,706    56,166    26,955
                           _________ _________ _________ _________

Legal fees                    2,920     3,039     8,415    14,896
Managment fees                9,956     4,845    29,729    14,886
Amortization of deferred
 organizational costs         9,171     9,170    27,512    27,512
Independent general partners'
 fees                         3,000     3,000     9,000    10,000
Professional fees                 -     1,350     7,000     5,963
Miscellaneous expense           569     1,556     1,220     2,994
                           _________ _________ _________ _________
 Total Expenses              25,617    22,960    82,886    76,251
                           _________ _________ _________ _________
Net loss                   $(12,292) $(10,254) $(26,720) $(49,296)
                            =======   =======   =======   =======

Per unit of Partnership interest:
 Net loss                  $  (.11)  $  (.09)  $  (.24)  $  (.44)
                            =======   =======   =======   =======

 Net asset value
 (9/95 and 12/94)                              $  23.27  $  23.51
                                                =======   =======

Units Outstanding:
 Limited Partners                                         111,410
 General Partners                                           1,120


The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                         STATEMENT OF CASH FLOWS

                               (Unaudited)

                                      Nine Months Ended Sept.30,

                                            1995           1994

CASH FLOWS USED BY OPERATING
ACTIVITIES:

  Net loss                            $    (26,720)  $    (49,296)
  Adjustments to reconcile net income
  to net
  cash provided by operating activities -
  Amortization of deferred organization
  costs                                     27,512         27,512
  Purchase of portfolio investments       (145,000)      (300,000)
  Increase in accrued expenses              27,639         13,886
  Increase in accrued interest receivable     (165)        (1,614)
                                      _____________  _____________
  Total cash used for
     operating activities                 (116,734)      (309,512)
                                      _____________  _____________
CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:

  Capital contribution                           -      1,376,625
                                      _____________  _____________

  Total cash provided by financing
  activities                                     -      1,376,625
                                      _____________  _____________

  Net increase (decrease) in cash         (116,734)     1,067,113

CASH AND EQUIVALENTS,
beginning of year                        1,533,171        706,646
                                      _____________  _____________

CASH AND EQUIVALENTS, end of year     $  1,416,437   $  1,773,759
                                       ===========    ===========


The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                               (Unaudited)

                       Nine Months Ended Sept.30, 1995, and 1994
                                Limited       General
                                Partners      Partners    Totals

Balance December 31, 1993     $1,341,745  $   13,486   $1,355,231

Capital contribution           1,362,625      14,000    1,376,625

Net income (loss)                (48,803)       (493)     (49,296)
                              ___________  _________  ___________

Balance September 30, 1994    $2,655,567  $   26,993   $2,682,560


Balance December 31, 1994      2,618,888      26,623    2,645,511

Net income (loss)                (26,452)       (268)     (26,720)
                               __________   ________    _________

Balance September 30, 1995    $ 2,592,436 $   26,355   $2,618,791


The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                                (Unaudited)

BASIS OF PRESENTATION

  Community Investment Partners II, L.P. (CIP II) is a limited partnership which has elected to be a business development

company under the Investment Company Act of 1940, as amended.  As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act.  CIP Management, L.P.

(Management), a limited partnership, is the Managing General

Partner of CIP II.  Management is responsible for making all decisions regarding CIP II's investment portfolio.  Management is paid a fee equal to 1% of total assets for its services.

  CIP II was formed May 8, 1992.  The Partnership raised

$1,406,625 through a public offering of its units during

December, 1992.  The Partnership executed a call to each partner requesting the deposit of an amount equal to the initial capital contribution on August 25, 1994.

  All portfolio investments are carried at cost until

significant developments affecting an investment provide a basis for revaluation.  Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners.  Investments in

securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period.  If no sale has taken place, the securities are valued at the last bid price.  If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker.  Currently, market value approximates cost for the investments of CIP II.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net loss for the three months ended September 30, 1995 was

$12,292 compared to $10,254 for the three months ended September

30, 1994.  Income was derived from dividend and interest on

investment and cash balances.  Expenses incurred were related to amortization of dererred amortization cost, independent general partners fees, management fees and legal fees.

  The net loss for the nine months ended September 30, 1995, was

$26,720 compared to $49,296 for the nine months ended September

30, 1994.  Income was derived from interest and dividends on investments, and cash balances.  Expenses incurred were related to amortization of deferred organization costs, independent

general partners' fees, management fees and legal and

professional fees.  As a result of the capital call in August,

1994, management fees have increased significantly.  Management fees are 1 1/2% of total assets.

  Cash flows for the nine months ended September 30, 1995,

resulted from operating activities.  Cash flows were provided primarily from increased accrued expenses and accrued interest receivable.  Cash flows were used to purchase a portfolio

investment.

FINANCIAL CONDITION

  See Schedule of Portfolio Investments, page 4.

  On April 21, 1995, CIP II invested an additional $100,000 in

West End Soda Brew L.P.

  On July 5, 1995, CIP II invested an additional $45,000 in

Global Surgical Corporation.

  On July 31, 1995, West End Soda Brew, L.P. formed a

corporation to be known as West End Beverage Company.  The

limited partnership interest was converted to 96,301 shares of

Class A Common Stock  and 120,000 shares of Class B 6% Preferred

Stock.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $2,618,791 as of September

30, 1995, consisted of $2,592,436 in limited partner capital and

$26,355 in general partner capital.  Net loss was allocated to the limited partners in the amount of $26,452 and to the general partners in the amount of $268.

  The partnership intends to invest its cash balances in U.S.

Government securities, investment grade state and municipal

bonds, certificates of deposit at banks with at least $25 million in assets, or investment grade money market securities sold by banks.  At September 30, 1995, $1,400,000 has been invested in bank certificates of deposit and the balance is invested in

overnight repurchase agreements.

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended

September 30, 1995.

                               SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of

1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY INVESTMENT PARTNERS II, L.P.

      By:  CIP Management, L.P., Managing General Partner
      By:  CIP Management, inc., Its Managing General Partner





/s/Daniel A. Burkhardt    President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                          November 10, 1995






/s/Ray L. Robbins         Vice-President
   _______________________  and Director        November 10, 1995
   Ray L. Robbins


                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of

1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                COMMUNITY INVESTMENT PARTNERS II, L.P.

       By:  CIP Management, L.P., Managing General Partner
       By:  CIP Management, inc., Its Managing General Partner





                          President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                          November 10, 1995





                          Vice-President
   _______________________  and Director        November 10, 1995
   Ray L. Robbins