Form 10-K
period 1995-12-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1996-03-27
CIK 887499

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                          ___________________

                               FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995
Commission file number 33-47917


                  COMMUNITY INVESTMENT PARTNERS II, L.P.
___________________________________________________________________
(Exact name of registrant as specified in its charter)

       MISSOURI                              43-1609351
___________________________________________________________________
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                 Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                          63043
___________________________________________________________________
(Address and principal executive office)            (Zip Code)


Registrant's telephone number, including area code  (314) 851-2000

                                          ________________________

Securities registered pursuant to Section 12(g) of the Act:  None.

Securities registered pursuant to Section 12(b) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES  X      NO
                           ____        ____

  As of March 15, 1996, 90,404 units of limited partnership interest (Units), totaling $1,619,136 were held by non-affiliates. There is no established public market for such Units.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated November 4, 1992, filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                           TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business...................................     4

  Item 2. Properties.................................     6

  Item 3. Legal Proceedings..........................     6

  Item 4. Submission of Matters to a Vote of
          Security Holders...........................     6

PART II

  Item 5. Market for the Registrant's Common Equity
          and Related Stockholder Matters.............    7

  Item 6. Selected Financial Data....................     7

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......     8

  Item 8. Financial Statements and Supplementary Data.   12

  Item 9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....   24

PART III

  Item 10.Directors and Executive Officers of the
           Registrant.................................    25

  Item 11.Executive Compensation.....................    26

  Item 12.Security Ownership of Certain Beneficial
            Owners and Management....................    26

  Item 13.Certain Relationships and Related
            Transactions.............................   27

PART IV

  Item 14.Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.........................   28

SIGNATURES............................................   29

INDEX TO EXHIBITS.....................................   30

                                PART I
Item 1.  BUSINESS

     Community Investment Partners II, L.P. (the ``Partnership'') was formed to seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership will dissolve on December 31, 2007, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

     The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

     The Partnership was formed on May 8, 1992, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., the Managing General Partner is a Missouri limited partnership formed on October 10, 1989. The general partner of CIP Management, L.P., is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co.

     The Partnership participated in a public offering of its limited partnership interests in 1992. The Partnership sold 111,410 Units of limited partnership interest and 1,120 units of general partnership interest for an aggregate price of $1,406,625. After offering expenses, the Partnership received approximately $1,224,000 in proceeds available for investment. The Partnership executed a call to each partner requesting the deposit of an amount equal to the initial capital contribution on August 25, 1994.

     The Managing General Partner is required to have invested the net proceeds of the Partnership's offering (excluding amounts held in reserve) within two years of the date of the capital call.

     The information set forth under the captions ``Investment Objectives & Policies'' and ``Regulation'' in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 are incorporated herein by reference.

Risks of Unit Ownership

     The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies, therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

     Other risks include the Partnership's ability to find suitable investments for its funds because of competition from other entities having similar investment objectives. Risks may arise due to the significant period of time that may elapse before the Partnership has completed the selection of its portfolio company investments and the significant period of time (typically four to seven years or longer) which will elapse before portfolio company investments have reached a state of maturity that disposition can be considered. It is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until the later years of the term of the Partnership.

     Portfolio companies may require additional funds. There can be no assurance that the Partnership will have sufficient funds from reserves or borrowing to make such follow-up investments which may have a substantial negative impact on a portfolio company in need of additional funds.

     All decisions with respect to the management of the Partnership, including identifying and making portfolio investments, are made exclusively by the General Partners. Limited Partners must rely on the abilities of the General Partners. The key personnel of the Managing General Partner have considerable prior experience in investment banking and in structuring investments. In addition, they have prior experience in the operation of Community Investment Partners, L.P., a business development company such as the Partnership.

     Ownership of the Units also entails risk because Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason due to the substantial restrictions on transfers contained in the Partnership Agreement and the lack of a market for the resale of Units.

     The information set forth under the captions ``Risk and Other Important Factors'' (including the subsections ``Risks of Investment'', ``Size of Partnership'', ``Ability to Invest Funds", `` Time Required to Maturity of Investments; Illiquidity of Investments,''``Need for Follow-on Investments'', ``Use of Leverage'', ``Unspecified Investments'', ``Reliance on Management", `` New Business'', ``No Market for Units'' and ``Federal Income Tax Considerations'') on pages 9 through 14 of the Prospectus of Partnership dated November 4, 1992, filed with the Item Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 on November 4, 1992, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

     Partners should refer to the Partnership Agreement for more detailed information.

Employees

     The Partnership has no employees. The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets. The Managing General Partner is reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

Item 2.  PROPERTIES

           The Partnership has no physical properties appropriate for description herein.

Item 3.  LEGAL PROCEEDINGS

           The Partnership is not a party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted during the period covered by this report to a vote of security holders.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

          There is no established public trading market for the Limited Partnership interests. As of March 15, 1996, the approximate number of holders of Units is 129 and the number of Units outstanding is 111,410. The number of outstanding Units for the general partnership interest was 1,120 as of March 15, 1996.

          The information set forth under the captions
       ``Partnership Distributions and Allocations'' and
       ``Transferability of Units'' in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

   BALANCE SHEET:
                                 For the Years Ended
                                    December 31,

                      1995      1994      1993       1992
                    ________  ________  ________    _______


   Net Assets     $2,014,889 $2,645,511 $1,355,231 $1,403,625

   Portfolio
      Investments $  545,013 $1,000,013 $  500,013 $        -

   INCOME STATEMENT:
                                 For the Years Ended
                                    December 31,

                        1995      1994      1993      1992
                    ________________________________________

       Net Loss     $ (630,622)$ (86,345)$ (48,394)$  (3,000)

   Per Unit of
   Partnership Interest:

       Net Asset
        Value           $17.91    $23.50    $12.04 $   12.47
       Net Loss     $    (5.60)   $ (.77)   $ (.43)$    (.03)

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                    (FISCAL YEAR 1995 VERSUS 1994)

     Net loss for the year ended December 31, 1995 was $630,622,

compared to a net loss of $86,345 for 1994.  Income was derived from dividend income on portfolio investments and interest income from certificates of deposit.  A loss was recorded to reflect a worthless investment as West End Soda Brew  closed operations in

November, 1995.  The company was unable to compete with large national competitors in the New Age segment of the beverage

industry and faced slowing demand for its products.  This loss accounts for the majority of the $561,855 decrease in income.

Expenses decreased by $19,411, from $129,901 in 1994 to $110,490 in

1995.  As a result of lower total assets when compared to 1994,

management fees decreased by $9,000.  Legal fees were down $10,000.

                   (FISCAL YEAR 1994 VERSUS 1993)

     Net loss for the year ended December 31, 1994 was $86,345,

compared to a net loss of $48,394 for 1993.  Income, which was derived primarily from dividend income on portfolio investments and interest income from certificates of deposit, increased by $2,420.

Expenses were $129,901 in 1994 compared to $89,530 in 1993.

Management fees are based on 1 1/2% of net assets.  Assets

increased significantly as a result of the capital call.

Accordingly, management fees increased.  Legal fees increased as a result of services performed relating to the capital call and proposed investments.  Professional fees increased during 1994,

primarily due to  consulting fees relating to a proposed

investment.

FINANCIAL CONDITION

     During 1995, Houghton Acquisition Corporation reported

revenues of $8.1 million, slightly lower than 1994's $8.7 million.

Net income for the current year was $700,000, a 17 percent increase over 1994.

     On January 31, 1994, CIP invested $300,000 in 300 shares of common stock of Global Surgical Corporation (GSC).  GSC is a special purpose corporation formed to acquire specified assets and liabilities of the Urban Microscope Division of Storz Investment

Company (Urban).  Urban manufactures and distributes a surgical stereo microscope product line which is marketed to dental, neuro and plastic reconstructive market segments.  Urban is the only domestic manufacturer of surgical microscopes.  On April 12, 1994,

GSC had a 10-for-1 stock split.  CIP now owns a total of 3,000 shares.  On June 30, 1995, CIP invested an additional $45,000 in

Global Surgical Corporation in a 7% Promissory note.  The note matures on June 29, 2000.  CIP is acccruing interest monthly.

SUBSEQUENT EVENTS

     On January 26, 1996, the Partnership invested an additional

$67,500 in Global Surgical Corporation in a 7% Promissory Note.

The note matures on January 25, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's total capital of $2,014,889 as of December

31, 1995, consisted of $1,994,572 in Limited Partner capital and

$20,317 in General Partner capital.

     The 1995 total net loss of $630,622 was allocated to the

Limited Partners in the amount of $624,316 and to the General

Partners in the amount of $6,306.

     The Partnership is actively reviewing potential portfolio

investments. Until the Partnership invests in portfolio investments, it intends to invest its cash balances in certificates of deposit at banks with at least $25 million in assets.  At

December 31, 1995, $1,100,000 was invested in bank certificates of deposit.  Such investments provide the Partnership with the

liquidity necessary for investments as opportunities arise.

Item 8.Index to Financial Statements and Supplementary Financial
       Data

                                                     Page No.

  Report of Independent
  Accountants......................................      11

  Balance Sheet as of December 31, 1995 and 1994...      12

  Schedule of Portfolio Investments as of
    December 31, 1995 and 1994.....................      13

  Income Statement for the Years Ended
    December 31, 1995, 1994, and 1993..............      15

  Statement of Changes in Partnership Capital for the
    Years Ended December 31, 1995, 1994 and 1993.....    16

  Statement of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993...............      17

  Notes to Financial Statements....................      18

All financial statement schedules are omitted because they are not required, inapplicable or the information is included in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners II, L.P.

In our opinion, the accompanying balance sheet, including the schedule of portfolio investments, and the related statements of income, of changes in partnership capital and of cash flows present fairly, in all material respects, the financial position of Community Investment Partners II, L.P. (the ``Partnership'') at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of portfolio investments owned as of December 31, 1995 and 1994. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $545,013 (27 percent of net assets), whose values have been determined by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at an estimate of value and have inspected underlying documentation, and in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri
March 13, 1996

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                              BALANCE SHEET

                                  ASSETS

                                          December 31,
                                      1995            1994
                                   __________      __________

Cash and Cash Equivalents         $ 1,399,026    $ 1,533,171
Deferred Organizational Costs, net     73,366        110,049
Investments at fair market value
  (cost $545,013 and $1,000,013,
   respectively)                      545,013      1,000,013
Accrued interest and dividends
  receivable                            9,584          7,378
                                   __________     __________

  TOTAL ASSETS                    $ 2,026,989    $ 2,650,611
                                     ========       ========

                 LIABILITIES AND PARTNERSHIP CAPITAL

                                          December 31,
                                      1995            1994
                                   __________      __________


Liabilities

Accrued Expenses               $       12,100 $        5,100
                                   __________     __________

     TOTAL LIABILITIES          $      12,100          5,100
                                   __________     __________

Partnership Capital

Capital - Limited Partners          1,994,572      2,618,888
Capital - General Partners             20,317         26,623
                                   __________     __________

     TOTAL PARTNERSHIP CAPITAL      2,014,889      2,645,511
                                   __________     __________

TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL             $ 2,026,989    $ 2,650,611
                                    =========      =========

                   The accompanying notes are an integral
                     part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.
                      SCHEDULE OF PORTFOLIO INVESTMENTS

                                                    Fair Market
Company             Nature of Business                 Value
Initial Investment  Investment               Cost   Dec. 31, 1995
Date
____________________________________________________________________
Houghton
Acquisition       Organized for the purpose of
Corporation       acquiring Hutchinson Foundry
                  Products, Inc.

  March 10, 1993  2,000 shares of Class A
                  cumulative redeemable
                  Preferred Stock             $200,013   $200,013

Global Surgical   Formed to acquire the Urban
Corporation       Microscope Division and the
                  Surgical Mechanical Research
                  subsidiary of Storz Medical

 January 31, 1994 3,000 shares of Common
                    Stock                      300,000    300,000
  June 30, 1995   7% Promissory Note            45,000     45,000
                                              ________   ________

                                              $545,013   $545,013
                                               =======    =======
                The accompanying notes are an integral
                   part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.
                    SCHEDULE OF PORTFOLIO INVESTMENTS


                                                    Fair Market
Company            Nature of Business                   Value
Initial Investment Investment               Cost    Dec. 31, 1994
Date
___________________________________________________________________
Houghton
Acquisition       Organized for the purpose of
Corporation       acquiring Hutchinson Foundry
                  Products, Inc.

  March 10, 1993  2,000 shares of Class A
                  cumulative redeemable
                  Preferred Stock             $200,013   $200,013

West End Soda     Produces and distributes
Brew L.P.         an all natural, brewed,
                  non-alcoholic beverage

 December 22, 1993 Limited Partnership
                   Interest                    300,000    300,000
 November 18, 1994 Limited Partnership
                   Interest                    200,000    200,000

Global Surgical   Formed to acquire the Urban
Corporation       Microscope Division and the
                  Surgical Mechanical Research
                  subsidiary of Storz Medical

 January 31, 1994 3,000 shares of
                   Common Stock                300,000    300,000
                                            __________ __________

                                            $1,000,013 $1,000,013
                                             =========  =========

               The accompanying notes are an integral
                  part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                           INCOME STATEMENT

                                     For the Years Ended
                                        December 31,
                                   1995     1994       1993
                               _________ _________ _________


                           INCOME


Interest Income               $   62,381 $  27,556 $  28,073
Dividend Income                   17,487    16,000    13,063
Loss from liquidation of
  investment                    (600,000)        -         -
                               _________ _________ _________

     TOTAL (LOSS) INCOME        (520,132)   43,556    41,136
                               _________ _________ _________

EXPENSES


Legal Fees                     $   8,415 $  19,189 $   6,359
Management fees                   30,918    40,363    20,610
Amortization of deferred
  organization costs              36,683    36,683    36,683
Professional fees                 19,100    16,163    12,065
Trustee fees                       2,025     2,666     1,500
Independent general partners'
  fees                            12,000    13,000    12,000
Miscellaneous expenses             1,349     1,837       313
                               _________ _________ _________

     TOTAL EXPENSES              110,490   129,901    89,530
                               _________ _________ _________

     NET LOSS                 $ (630,622)$ (86,345)$ (48,394)
                                 =======  ========  ========

                  The accompanying notes are an integral
                    part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                 STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                   For the Years Ended December 31, 1995, 1994 and 1993
                      _____________________________________________



                                 Limited   General
                                 Partners  Partners  Totals
                               _________ _________ _________

Balance, December 31, 1992   $ 1,389,655  $ 13,970 $1,403,625

Net loss                         (47,910)     (484)   (48,394)
                               _________ _________  _________

Balance, December 31, 1993     1,341,745    13,486  1,355,231

Capital call                   1,362,625    14,000  1,376,625

Net loss                         (85,482)     (863)   (86,345)
                               _________ _________  _________

Balance, December 31, 1994     2,618,888    26,623  2,645,511

Net loss                        (624,316)   (6,306)  (630,622)
                               _________ _________  _________

Balance, December 31, 1995    $ 1,994,572 $  20,317 $2,014,889
                                ========  =========  ==========

                 The accompanying notes are an integral
                    part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                         STATEMENT OF CASH FLOWS

                                     For the Year Ended
                               December 31,December 31,December 31,
                                   1995       1994        1993
___________________________________________________________________
CASH FLOWS USED FOR
OPERATING ACTIVITIES:
  Net loss                    $ (630,622)  $ (86,345)  $   (48,394)
  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:
  Amortization of deferred
   organization costs             36,683      36,683        36,683
  Purchase of portfolio
    investments                 (145,000)   (500,000)     (500,013)
  Liquidation of portfolio
    investment                   600,000           -             -
  Increase in accrued interest
    receivable                    (2,206)     (1,538)       (5,840)
  Decrease in net payable to
    affiliates                         -           -       (43,578)
  Increase in accrued expenses     7,000       1,100         4,000
  Decrease in accounts payable         -           -      (142,837)
                                _________   _________    _________

Total cash used by operating
   activities                   (134,145)    (550,100)    (699,979)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES:
  Capital contributions       $         -  $1,376,625   $        -
                               _________    _________     _________
   Total cash provided by
   financing activities                -    1,376,625            -
                               _________    _________     _________
  Net (decrease) increase in
  cash and cash equivalents     (134,145)     826,525      (699,979)

CASH AND CASH EQUIVALENTS:

  Beginning of period          1,533,171      706,646     1,406,625
                               _________    _________     _________

  End of period               $1,399,026   $1,533,171      $706,646
                                ========     ========      ========

               The accompanying notes are an integral
                 part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1995

1.  GENERAL

    Partnership Organization

    Community Investment Partners II, L.P. (the ``Partnership'') was formed on May 8, 1992, under the Revised Uniform Limited
    Partnership Act of Missouri.  CIP Management, L.P., the
    Managing General Partner, is a Missouri limited partnership formed on October 10, 1989. The general partner of CIP
    Management, L.P. is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

    Business

    The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

    The Partnership will seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership is not permitted to engage in any other business or activity. The Partnership will dissolve on December 31, 2007, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

    The Managing General Partner is required to have invested the net proceeds of the Partnership's offering (excluding amounts held in reserve) within two years from the date of the capital call.

    Risk of Ownership

    The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies, therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

2.  ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

    The Partnership Agreement generally provides for the non-pro rata allocation of profits, losses and distributions between the limited and general partners. Partners should refer to the Partnership Agreement for more detailed information.

3.  SUMMARY OF ACCOUNTING POLICIES

    Cash and Cash Equivalents

    All short-term investments with original maturities of three months or less are considered to be cash equivalents.

    Investment Transactions

    All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Due to the inherent uncertainty of valuation, those estimated values for portfolio investments carried at cost may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements. Investment in securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities are valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

    Organizational Costs

    Organizational costs are being amortized over a sixty-month period.

    Income Taxes

    Income taxes have not been provided for as the Partnership is a limited partnership and each partner is liable for its own tax payments. Allocation of Partnership profits and losses for tax purposes is based upon taxable income which may differ from net income for financial reporting primarily due to differences between book and tax accounting for portfolio investments.

4.  PER UNIT INFORMATION

    There is no market for the Limited Partnership interests. As of December 31, 1995, 1994 and 1993, the approximate number of holders of Units was 131, 132 and 130, respectively, and the number of Units outstanding was 111,410. General Partnership interests at December 31, 1995, 1994 and 1993, totaling $20,317, $26,623, $13,486, respectively, which is the equivalent of 1,120 Units, were also outstanding. The net asset value and net loss per unit at December 31, 1995 were

    $17.91 and $(5.60), respectively. The net asset value and net loss per unit at December 31, 1994, were $23.50 and (.77), respectively. The net asset value and net loss per unit at December 31, 1993, were $12.04 and (.43), respectively.

5.  RELATED PARTY TRANSACTIONS

    The Partnership is furnished certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

    The Managing General Partner performs management and administrative services for the operation of the Partnership.
    The Managing General Partner is paid an annual management fee of 1.5% of total assets.

    The Partnership may place its General Partners on Boards of Directors of portfolio companies.

    The Managing General Partner and the Independent General Partners of the Partnership are also the managing general partner and independent general partners, respectively, of Community Investment Partners, L.P., a business development company.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURES

      None

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There are two Independent General Partners and one Managing General Partner of the Partnership. These Independent General Partners and the Managing General Partner are responsible for the management and administration of the Partnership. The General Partners are ``interested persons'' of the Partnership as defined by the Investment Company Act, but the Partnership has obtained an exemptive order from the Securities and Exchange Commission permitting them to be considered disinterested persons. The Independent General Partners provide overall guidance and supervision with respect to the operation of the Partnership and perform the various duties imposed on the directors of a business development company by the Investment Company Act. In addition to general fiduciary duties, the Independent General Partners supervise the management and underwriting arrangement of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and transactions with affiliates.

Specific Information regarding the Independent General Partners:

      Tommy L. Gleason, Jr., 50, has been an Independent General Partner of the Partnership since May, 1992. He is also an independent General Partner of Community Investment Partners, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P. which is involved in management of small town cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 2,026 Units.

      E. Stanley Kroenke, 48, has served as an Independent General Partner of the Partnership since May, 1992. He is also an independent General Partner of Community Investment Partners II, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers as well as apartment projects around the country. Mr. Kroenke is co-owner and vice chairman of the St. Louis Rams National Football League franchise. He also serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; Boone County National Bank, Columbia, Missouri; and the Strategic Development Board of the University of Missouri School of Business, Columbia, Missouri. He serves as a trustee of the College of the Ozarks in Point Lookout, Missouri, as well as chairman of their real estate committee. Mr. Kroenke owns 5,633 Units.

      CIP Management, L.P. (the ``Managing General Partner'') is the Managing General Partner of Community Investment Partners II, L.P. The Managing General Partner is also managing general partner of Community Investment Partners, L.P., a business development company. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management's, Inc. are as follows:

      Daniel A. Burkhardt, 48, President, Treasurer and Director of CIP Management, Inc. since October, 1989 and general partner of CIP Management, L.P. since February 1990. He is a general partner of The Jones Financial Companies, A Limited Partnership, the parent company of Edward D. Jones & Co., where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, Galaxy Cablevision Management, Inc., St. Joseph Light & Power Co., Southeastern Michigan Gas Enterprises and Mid-America Realty Investment, Inc. Mr. Burkhardt is the beneficial owner of 4,052 Units.

      Ray A. Robbins, Jr., 51, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, A Limited Partnership, the parent company of Edward D. Jones & Co., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is a beneficial owner of 3,242 Units.

      Marilyn A. Gaffney, 37, Secretary of CIP Management, Inc. since October, 1989. She is a Limited Partner of The Jones Financial Companies, A Limited Partnership, the parent company of Edward D. Jones & Co., where she has been an administrative assistant in investment banking since 1980. Ms. Gaffney is the beneficial owner of 405 Units.

Item 11.  EXECUTIVE COMPENSATION

      Each Independent General Partner receives an annual fee of $6,000 from the Partnership, a fee of $1,000 for each meeting attended, and all out-of-pocket expenses relating to attendance at meetings of the Individual General Partners.

      The information set forth under the caption ``Partnership
Distributions and Allocations'' in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities
Act of 1933 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information concerning the security ownership of the Independent General Partners and the Officers and Directors of CIP Managements, Inc., described in Item 10, is herein incorporated by reference.

      As of March 15, 1996, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the

Units.

                            Amount of
                           Beneficial          % of Limited
      Name             Ownership of Units   Partnership Capital
      _____            __________________   ___________________

      Richard P. Kiphart     10,131              9.09%
      EDJ Ventures Ltd.       5,633              5.06%
      Stanley Kroenke         5,633              5.06%

      The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain relationships and related transactions, described in
Item 10, are herein incorporated by reference.

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  a.  The following documents are filed as part of this report:

      1.  Financial Statements:

             See Index to Financial Statements and Supplementary
          Data continued in Item 8 of this Form 10-K.

      2.  Financial Statement Schedules:

             All schedules are omitted because they are not required, inapplicable, or the information is included in the balance sheet or notes thereto.

      3.  Exhibits:

          (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 4, 1992.
          (4)  Form of Unit Certificate. *
          (10) Management Agreement dated November 4, 1992 between the Partnership and CIP Management, L.P. ***
          (28) Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933. ***

          * Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

          ***Incorporated by reference to the Partnership's
              Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933.

  b.  No reports on Form 8-K were filed during the quarter ended
          December 31, 1995.

  c.  Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

  d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1996.


                              Community Investment Partners II, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner





                              ___________________________________
                                 By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




______________________________     General Partner of CIP Management
Daniel A. Burkhardt                L.P., President, Treasurer and
                                   Director of CIP Management, Inc.

______________________________     Vice President and Director of CIP
Ray L. Robbins                     Management, Inc.

______________________________     Individual General Partner,
Tommy L. Gleason, Jr.              Community Investment Partners, L.P.

______________________________     Individual General Partner,
E. Stanley Kroenke                 Community Investment Partners, L.P.

                           INDEX TO EXHIBITS


Exhibit
Number             Description of Exhibit              Page

(3)              Amended and Restated Certificate and
                 Agreement of Limited Partnership dated
                 as of November 4, 1992                 *

(4)              Form of Unit Certificate               *

(10)             Management Agreement dated November 4, 1992
                 between the Partnership and CIP Management,
                 L.P.                                   *

(28) Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-47917 on Form N-2 under the
                 Securities Act of 1933.                *
______________________

*Incorporated by reference

                                SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1995.

                              Community Investment Partners, L.P.


                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner



                                 /s/    Daniel A. Burkhardt, President

                              ___________________________________
                                 By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Daniel A. Burkhardt
______________________________     General Partner of CIP Management
  Daniel A. Burkhardt              L.P., President, Treasurer and
                                   Director of CIP Management, Inc.



/s/Ray L. Robbins
______________________________     Vice President and Director of CIP
  Ray L. Robbins                   Management, Inc.



/s/Tommy L. Gleason, Jr.
______________________________     Individual General Partner,
  Tommy L. Gleason, Jr.            Community Investment Partners, L.P.



/s/Stanley Kroenke
______________________________     Individual General Partner,
  Stanley Kroenke                  Community Investment Partners, L.P.