Form 10-Q
period 1996-03-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1996-05-13
CIK 887499

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                         ______________________

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                 ______________
Commission file number   0-18042
                         _______

                   COMMUNITY INVESTMENT PARTNERS II, L.P.
_______________________________________________________________________
         (Exact name of registrant as specified in its charter)


      MISSOURI                                     43-1609351
_______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      12555 Manchester
      St. Louis, Missouri                          63131
_______________________________________________________________________
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (314) 515-2000
                                                  __________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
            (1)    YES   X      NO          (2)    YES        NO  X
                       ____        ____               ____      ____

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  INDEX

                                                             Page
                                                           Number
Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

      Balance Sheet ...........................................3
      Schedule of Portfolio Investments .......................4
      Income Statement ........................................5
      Statement of Cash Flows .................................6
      Statement of Changes in Partnership Capital .............7
      Notes to Financial Statements ...........................8

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................9

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................10
Item 6.Exhibits and Reports on Form 8-K........................10

      Signatures ..............................................11

*     Items 2,3,4 and 5 are omitted as they are not applicable

                COMMUNITY INVESTMENT PARTNERS II, L.P.

                            BALANCE SHEET

                             (Unaudited)


                                       March 31,    December 31,
                                           1996           1995

                               ASSETS

Cash and cash equivalents             $  1,350,928   $ 1,399,026
Investments (at fair market value,
 cost $612,513 and $545,013, respectively) 612,513       545,013
Deferred organizational costs, net          64,195        73,366
Accrued interest receivable                  6,045         9,584
                                      ______________ _____________

  Total Assets                        $  2,033,681   $ 2,026,989
                                      ============   ===========

                  LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accrued expenses                      $     22,710   $   12,100
                                      _____________  _____________

  Total Liabilities                         22,710       12,100
                                      _____________  _____________

Partnership Capital:

Capital - Limited Partners               1,990,694    1,994,572
Capital - General Partners                  20,277       20,317
                                      _____________  _____________

  Total Partnership Capital              2,010,971    2,014,889
                                      _____________  _____________

Total Liabilities and Partnership
 Capital                                $2,033,681   $2,026,989
                                       ============   =============
The accompanying notes are an integral part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                      SCHEDULE OF PORTFOLIO INVESTMENTS

                            AS OF MARCH 31, 1996

Company/
Initial Investment     Nature of Business/              Fair Market
Date                   Investment               Cost         Value

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

Global Surgical        Formed to acquire the Urban
Corporation            Microscope Division and the
                       Surgical Mechanical Research
                       subsidiary of Storz Medical

January 31, 1994       3,000 shares of Common
                       Stock                    300,000        300,000
June 30, 1995          7% Promissory Note        45,000         45,000
January 26, 1996       7% Promissory Note        67,500         67,500
                                               ________       ________

                                               $612,513       $612,513
                                                =======        =======

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                              INCOME STATEMENT

                                 (Unaudited)

                                      Three Months        Three Months
                                             Ended               Ended
                                         March 31,           March 31,
                                              1996                1995
INCOME

Interest income                        $    16,646   $          17,601
                                      _____________      _____________

  Total Income                              16,646              17,601

EXPENSES

Amortization of deferred organizational costs9,171               9,171
Independent General Partners' fees           3,000               3,000
Management fees                              7,610               9,960
Legal fees                                     783               4,904
Trustee fees                                     -                 233
Miscellaneous expenses                           -                 250
                                      _____________      _____________

  Total Expenses                            20,564              27,518
                                      _____________      _____________

Net Loss                               $    (3,918)  $         (9,917)
                                       ===========         ===========
Per Unit Information:
  Net loss (as of March 31, 1996 and
  March 31, 1995)                     $      (.03)   $           (.09)
                                       ===========         ===========

  Net asset value (as of March 31, 1996 and
  December 31, 1995)                  $      17.87   $           17.91
                                       ===========         ===========

Units Outstanding:
  Limited Partners                         111,410             111,410
  General Partners                           1,120               1,120


The accompanying notes are an integral part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                        STATEMENT OF CASH FLOWS

                              (Unaudited)

                                      Three Months        Three Months
                                             Ended               Ended
                                         March 31,           March 31,
                                              1996                1995

CASH FLOWS (USED) PROVIDED BY OPERATING
ACTIVITIES:

  Net loss                             $    (3,918)  $         (9,917)
  Adjustments to reconcile net loss to net
  cash provided by operating activities -
  Amortization of deferred organization costs 9,171              9,171
  Increase in accrued expenses              10,610               9,960
  Decrease in accrued interest receivable    3,539               2,335
  Purchase of portfolio investments        (67,500)                  -
                                      _____________      _____________

  Total cash (used) provided by
  operating activities                     (48,098)             11,549
                                      _____________      _____________
  Net (decrease) increase in cash          (48,098)             11,549

CASH AND EQUIVALENTS, beginning of
 year                                    1,399,026           1,533,171
                                      _____________      _____________

CASH AND EQUIVALENTS, end of year      $ 1,350,928   $       1,544,720
                                       ===========         ===========
The accompanying notes are an integral part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                  STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                (Unaudited)


                              Three Months Ended March 31, 1996 and 1995

                          Limited Partners General Partners     Totals

Balance December 31, 1994   $2,618,888      $   26,623      $  2,645,511

Net income (loss)               (9,818)            (99)           (9,917)
                            ____________     __________       __________

Balance March 31, 1995      $2,609,070      $   26,524      $  2,635,594

Balance, December 31, 1995  $1,994,572      $   20,317      $  2,014,889

Net income (loss)               (3,878)            (40)           (3,918)
                            ____________     __________        _________

Balance March 31, 1996      $1,990,694      $   20,277      $  2,010,971

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

70% of its total assets in qualifying investments as specified in the

Investment Company Act.  CIP Management, L.P. (Management), a limited partnership, is the Managing General Partner of CIP II.  Management is

responsible for making all decisions regarding CIP II's investment portfolio and is not engaged in any other activities.

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

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Losses for the three months ended March 31, 1996 and 1995, were

$3,918 and $9,917 respectively.  Interest income was derived from interest on investments and cash balances.  Expenses incurred were related to amortization of deferred organization costs, independent general partners' fees, management fees and legal fees.

  Cash flows for the three months ended March 31, 1996, resulted from operating activities, primarily increased accrued expenses, decreased accrued interest receivable and the purchase of portfolio investments.

FINANCIAL CONDITION

  See Schedule of Portfolio Investments, page 4.

  At March 31, 1996, CIP held $612,513 in investments recorded at historical cost.

  CIP owns 2,000 shares of preferred stock in Houghton Acquisition.

  CIP owns 3,000 shares of common stock and two 7% promissory notes in Global Surgical Corporation.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $2,010,971 as of March 31, 1996,

consisted of $1,990,694 in limited partner capital and $20,277 in general partner capital.  Net loss was allocated to the limited partners in the amount of $3,878 and to the general partners in the amount of $40.

  The partnership intends to invest its cash balances in U.S.

Government securities, investment grade state and municipal bonds,

certificates of deposit at banks with at least $25 million in assets,

or investment grade money market securities sold by banks.  At March

31, 1996, $1,350,000 has been invested in bank certificates of deposit.

SUBSEQUENT EVENTS

  Subsequent to March 31, 1996, CIP invested $125,000 with Computer

Motion in exchange for a promissory note.  Computer Motion is the leading developer and supplier of medical robotics.

                COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

      None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31, 1996.

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

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________ and Director
   Daniel A. Burkhardt                                    May 10, 1996


/s/Ray L. Robbins         Vice-President
   _______________________ and Director                   May 10, 1996
   Ray L. Robbins

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

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner


                          President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                                    May 10, 1996

                          Vice-President
   _______________________  and Director                  May 10, 1996
   Ray L. Robbins