Form 10-Q
period 1996-06-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1996-08-08
CIK 887499

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                 _____________
Commission file number   33-47917
                         ________

                  COMMUNITY INVESTMENT PARTNERS II, L.P.
______________________________________________________________________
        (Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1609351
______________________________________________________________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

      12555 Manchester
      St. Louis, Missouri                          63131
______________________________________________________________________
(Address of principal executive offices)          (Zip Code)

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

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................9

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................10
Item 6.Exhibits and Reports on Form 8-K........................10

      Signatures ..............................................11

*     Items 3,4 and 5 are omitted as they are not applicable

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                            BALANCE SHEET

                             (Unaudited)

                                        June 30,    December 31,
                                         1996           1995

                                ASSETS

Cash and cash equivalents             $1,224,372     $1,399,026
Investments (at fair market value,
 cost $737,513 and $545,013,
 respectively)                           737,513        545,013
Deferred organizational costs, net        55,024         73,366
Accrued interest receivable                6,832          9,584
                                      ____________   ____________

  Total Assets                        $2,023,741     $2,026,989
                                      ============   ============

                   LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accrued expenses                      $   18,191        $12,100
                                      _____________  ____________

  Total Liabilities                       18,191         12,100
                                      _____________  ____________

Partnership Capital:

Capital - Limited Partners             1,985,326      1,994,572
Capital - General Partners                20,224         20,317
                                       ___________   ____________

  Total Partnership Capital            2,005,550      2,014,889
                                      ____________   ____________
Total Liabilities and
  Partnership Capital                 $2,023,741     $2,026,989
                                      ============   ============

The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                    SCHEDULE OF PORTFOLIO INVESTMENTS

                          AS OF JUNE 30, 1996

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

Global Surgical        Formed to acquire the Urban
Corporation            Microscope Division and the Surgical
                       Mechanical Research subsidiary of
                       Storz Medical

January 31, 1994       3,000 shares of
                       Common Stock               300,000     300,000
June 30, 1995          7% Promissory Note          45,000      45,000
January 26, 1996       7% Promissory Note          67,500      67,500

Computer Motion, Inc.  The leading developer and
                       supplier of medical robotics

May 3, 1996            Prime +1% Term Note        125,000     125,000
                                                 ________    ________

                                                 $737,513    $737,513
                                                 ========    ========

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                              INCOME STATEMENT

                                 (Unaudited)

                               Three Months Ended  Six Months Ended
                                1996      1995       1996      1995

                                   INCOME

Interest income            $  12,176    $17,877   $ 27,114    $35,477
Dividend income                4,470      7,364      8,939      7,364
                           _________    _______   ________    _______
 Total Income                 16,646     25,241     36,053     42,841
                           _________    _______   ________    _______

                                  EXPENSES
Amortization of deferred
 organizational costs          9,171      9,171     18,342     18,342
Independent general partners'
 fees                          3,000      3,000      6,000      6,000
Management fees                7,610      9,822     15,191     19,783
Legal fees                       783        591      4,787      5,494
Professional fees                  -      7,000          -      7,000
Other                              -        167      1,072        650
                           _________    _______    _______    _______
 Total Expenses               20,564     29,751     45,392     57,269
                           _________    _______    _______    _______
Net loss                    $ (3,918)  $ (4,510)$  (9,339) $  (14,428)
                           =========    =======    =======    =======
Per unit of Partnership
  interest:
 Net Loss                   $   (.03)  $   (.04) $   (.08) $     (.13)
                           =========    =======    =======    =======
 Net asset value
 (6/96 and 12/95)                                $  17.82       17.91
                                                   =======    =======
Units Outstanding:
 Limited Partners                                             111,410
 General Partners                                               1,120

The accompanying notes are an integral part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                        Six Months    Six Months
                                             Ended         Ended
                                          June 30,      June 30,
                                              1996          1995

CASH FLOWS (USED) BY OPERATING
ACTIVITIES:

  Net (loss)                             $ (9,339)      $(14,428)
  Adjustments to reconcile net loss to net
  cash provided by operating activities -
  Purchase of portfolio investments      (192,500)      (100,000)
  Amortization of deferred organization
    costs                                  18,342         18,342
  Decrease in accrued interest receivable   2,752          3,607
  Increase in accrued expenses              6,091         14,683
                                       ___________   ___________
  Total cash used by
  operating activities                   (174,654)       (77,796)
                                      ____________   ___________
  Net decrease in cash                   (174,654)       (77,796)

CASH AND EQUIVALENTS, beginning of year  1,399,026     1,533,171
                                       ___________   ___________

CASH AND EQUIVALENTS, end of year      $1,224,372     $1,455,375
                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                (Unaudited)

                          Six Months Ended June 30, 1996 and 1995

                                Limited       General
                                Partners      Partners      Totals

Balance December 31, 1994      $,618,888      $26,623      $2,645,511

Net loss                        (14,283)        (145)         (14,428)
                              __________   __________      __________

Balance June 30, 1995         $2,604,605      $26,478      $2,631,083


Balance, December 31, 1995     $,994,572      $20,317      $2,014,889

Net loss                         (9,246)         (93)          (9,339)
                              __________   __________      __________

Balance June 30, 1996         $1,985,326     $20,224       $2,005,550

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

70% of its total assets in qualifying investments as specified in the

Investment Company Act.  CIP Management, L.P. (Management), a limited partnership, is the Managing General Partner of CIP II.  Management is

responsible for making all decisions regarding CIP II's investment portfolio and is not engaged in any other activities.  CIP II pays CIP

Management, L.P. a management fee based on 1 1/2% of CIP II's total assets.

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

                COMMUNITY INVESTMENT PARTNERS II, L.P.

                  MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Losses for the three months ended June 30, 1996 and 1995 were

$3,918 and $4,510, respectively.  Losses for the six months ended June

30, 1996 and 1995, were $9,339 and $14,428, respectively.  Interest income was derived from interest on investments and cash balances.

Expenses incurred were related to amortization of deferred

organization costs, independent general partners' fees, management fees and legal fees.

CASH FLOWS

  Cash flows for the six months ended June 30, 1996, resulted from operating activities, primarily increased accrued expenses, decreased accrued interest receivable and the purchase of portfolio investments.

FINANCIAL CONDITION

  See Schedule of Portfolio Investments, page 4.

  At June 30, 1996, CIP II held $737,513 in investments recorded at historical cost.

  CIP II owns 2,000 shares of preferred stock in Houghton

Acquisition, 3,000 shares of common stock and two 7% promissory notes in Global Surgical Corporation.  In addition, CIP II owns a senior note from Computer Motion.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $2,005,550 as of June 30, 1996,

consisted of $1,985,326 in limited partner capital and $20,224 in general partner capital.  Net loss was allocated to the limited partners in the amount of $9,246 and to the general partners in the amount of $93.

  The partnership intends to invest its cash balances in U.S.

Government securities, investment grade state and municipal bonds, certificates of deposit at banks with at least $25 million in assets,

or investment grade money market securities sold by banks.  At June

30, 1996, $1,175,000 has been invested in bank certificates of deposit.

SUBSEQUENT EVENTS

  Subsequent to June 30, 1996, CIP invested $249,865 in 649 shares of

Series C Preferred Stock in FCOA Acquisition Corp.  FCOA Acquisition

Corp. operates Factory Card Outlet.  Factory Card Outlet is a chain of greeting card and party stores offering a full line of products at discount prices.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended June 30, 1996.

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

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                              August 7, 1996

/s/Ray L. Robbins         Vice-President
   _______________________   and Director           August 7, 1996
   Ray L. Robbins

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

              COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner


                          President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                             August 7, 1996
                          Vice-President
   _______________________   and Director          August 7, 1996
   Ray L. Robbins