Form 10-Q
period 1996-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1996-11-08
CIK 887499

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ______________________

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

Commission file number   33-47917

                COMMUNITY INVESTMENT PARTNERS II, L.P.
______________________________________________________________________
(Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1609351
______________________________________________________________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

12555 Manchester
St. Louis, Missouri                                63131
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

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................10
Item 6.Exhibits and Reports on Form 8-K........................10

      Signatures ..............................................11

*     Items 3,4 and 5 are omitted as they are not applicable

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                              BALANCE SHEET

                               (Unaudited)

                                   September 30,    December 31,
                                       1996             1995

                             ASSETS

Cash and cash equivalents             $656,379       $1,399,026
Investments (at fair market value,
 cost $1,312,628 and $545,013,
  respectively)                       1,312,628         545,013
Deferred organizational costs, net       45,854          73,366
Accrued interest receivable              10,770           9,584
                                     ______________  _____________

  Total Assets                       $2,025,631      $2,026,989
                                     =============== =============

                  LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accrued expenses                      $22,784           $12,100
                                      _____________  _____________

  Total Liabilities                    22,784            12,100
                                      _____________  _____________

Partnership Capital:

Capital - Limited Partners            1,982,652       1,994,572
Capital - General Partners               20,195          20,317
                                      _____________  _____________

  Total Partnership Capital           2,002,847       2,014,889
                                      _____________  _____________

Total Liabilities and Partnership
  Capital                           $ 2,025,631      $2,026,989
                                       ===========   ===========
The accompanying notes are an integral part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                   SCHEDULE OF PORTFOLIO INVESTMENTS

                       AS OF SEPTEMBER 30, 1996

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

Global Surgical        Formed to acquire the Urban
Corporation            Microscope Division and the
                       Surgical Mechanical Research
                       subsidiary of Storz Medical

January 31, 1994       3,000 shares of Common
                       Stock                    300,000     300,000
June 30, 1995          7% Promissory Note        45,000      45,000
January 26, 1996       7% Promissory Note        67,500      67,500

Computer Motion, Inc.  The leading developer and
                       supplier of medical robotics

May 3, 1996            Prime +1% Term Note      125,000     125,000
September 9, 1996      25,000 shares of Series E
                       Preferred Stock          125,250     125,250

FCOA Acquisition Corp. A chain of greeting card/
(d/b/a Factory Card     party stores which offer
Outlet)                a full line of products at
                       discount prices

July 30, 1996          649 shares of Series C
                       Preferred Stock          249,865    249,865

Permalok Corporation   Develops and sells an
                       innovative steel pipe
                       joining system to the
                       domestic underground
                       utility construction
                       industry

September 24, 1996     25,000 shares of
                       Convertible Preferred
                       Stock                    200,000    200,000
                                             __________ __________
                                             $1,312,628 $1,312,628
                                              ==========  =========

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                INCOME STATEMENT

                                   (Unaudited)


                               Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                  1996      1995      1996      1995

                          INCOME

Interest income                $ 12,404  $  5,871  $ 39,518  $ 41,349
Dividend income                   7,620     7,453    16,559    14,818
                              _________ _________ _________ _________
 Total Income                    20,024    13,325    56,077    56,166
                              _________ _________ _________ _________

                         EXPENSES

Legal fees                        2,449     2,920     7,236     8,415
Management fees                   7,593     9,956    22,784    29,729
Amortization of deferred
 organizational costs             9,171     9,171    27,512    27,512
Independent general partners'
 fees                             3,000     3,000     9,000     9,000
Professional fees                     -         -         -     7,000
Miscellaneous expense               515       569     1,587     1,220
                              _________ _________ _________ _________
 Total Expenses                  22,728    25,617    68,119    82,886
                              _________ _________ _________ _________

Net loss                       $ (2,704) $(12,292) $(12,042) $(26,720)
                               ========  ========  ========  ========
Per unit of Partnership interest:
 Net Loss                      $   (.02) $  (.11)  $   (.11) $   (.24)
                               ========  ========  ========  ========
 Net asset value
 (9/96 and 12/95)                                  $  17.80  $   17.91
                                                   ========  =========
Units Outstanding:
 Limited Partners                                              111,410
 General Partners                                                1,120

The accompanying notes are an integral part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                          STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                       Nine Months   Nine Months
                                             Ended         Ended
                                      September 30,  September 30,
                                              1996           1995

CASH FLOWS (USED) BY OPERATING
ACTIVITIES:

  Net loss                            $    (12,042)  $   (26,720)
  Adjustments to reconcile net income to net
  cash provided by operating activities -
  Purchase of portfolio investments       (767,615)     (145,000)
  Amortization of deferred organization
    costs                                   27,512        27,512
  Increase in accrued interest receivable   (1,186)         (165)
  Increase in accrued expenses              10,684        27,639
                                      _____________  _____________
  Total cash used by
  operating activities                    (742,647)     (116,734)
                                      _____________  _____________
  Net (decrease) in cash                  (742,647)     (116,734)

CASH AND EQUIVALENTS, beginning of year  1,399,026     1,533,171
                                      _____________  _____________

CASH AND EQUIVALENTS, end of year      $   656,379   $ 1,416,437
                                      =============  =============

The accompanying notes are an integral part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                               (Unaudited)

                         Nine Months Ended September 30, 1996 and 1995

                               Limited     General
                              Partners    Partners          Totals

Balance December 31, 1994    $ 2,618,888    $26,623        $2,645,511

Net income (loss)               (26,452)       (268)          (26,720)
                              __________    ________        __________

Balance September 30, 1995   $ 2,592,436   $  26,355       $2,618,791


Balance, December 31, 1995   $ 1,994,572     $20,317     $  2,014,889

Net income (loss)               (11,920)        (122)         (12,042)
                              __________    _________     ___________

Balance September 30, 1996   $ 1,982,652     $20,195     $  2,002,847

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

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                        MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Losses for the three months ended September 30, 1996 and 1995 were

$2,704 and $12,292, respectively.  Losses for the nine months ended

September 30, 1996 and 1995, were $12,042 and $26,720, respectively.

Interest income was derived from interest on investments and cash balances.  Expenses incurred were related to amortization of deferred organization costs, independent general partners' fees, management fees and legal fees.

CASH FLOWS

  Cash flows used for the nine months ended September 30, 1996,

resulted primarily from a net operating loss and the purchase of portfolio investments.

FINANCIAL CONDITION

  As of September 30, 1996, CIP II held $1,312,628 in investments recorded at historical cost.

  CIP II owns 2,000 shares of preferred stock in Houghton

Acquisition.  Houghton Acquisition was organized for the purpose of acquiring Hutchinson Foundry Products, Inc.

  CIP II holds 3,000 shares of common stock and two 7% notes in

Global Surgical Corporation.  Global Surgical Corporation was formed to acquire the Urban Microscope division and the Surgical mechanical

Research, subsidiary of Storz Medical.

  CIP II owns a senior note and 25,000 shares of preferred stock in

Computer Motion, Inc.  Computer Motion, Inc. is the leading developer and supplier of medical robotics.

  CIP II owns 649 shares of preferred stock in FCOA Acquisition Corp.

FCOA Acquisition Corp. is a chain of greeting-card/party stores which offers a full line of products at discount prices.

  CIP II owns 25,000 shares of preferred stock in Permalok

Corporation.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $2,002,847 as of September 30,

1996, consisted of $1,982,652 in limited partner capital and $20,195 in general partner capital.  Net loss was allocated to the limited partners in the amount of $11,920 and to the general partners in the amount of $122.

  The partnership intends to invest its cash balances in U.S.

Government securities, investment grade state and municipal bonds,

certificates of deposit at banks with at least $25 million in assets,

or investment grade money market securities sold by banks.  At

September 30, 1996, $646,750 has been invested in money market securities.

SUBSEQUENT EVENTS

  None.

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended September

30, 1996.









































                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                          November 7, 1996

/s/Ray L. Robbins         Vice-President
   _______________________   and Director       November 7, 1996
   Ray L. Robbins

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

                COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner

                          President, Treasurer
   _______________________   and Director
   Daniel A. Burkhardt                           November 7, 1996

                          Vice-President
   _______________________   and Director        November 7, 1996
   Ray L. Robbins