Form 10-K
period 1996-12-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1997-03-31
CIK 887499

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ___________________

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission file number 33-47917

                    COMMUNITY INVESTMENT PARTNERS II, L.P.
___________________________________________________________________
(Exact name of registrant as specified in its charter)

             MISSOURI                             43-1609351
___________________________________________________________________
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                    Identification No.)

    201 Progress Parkway
    Maryland Heights, Missouri                          63043
___________________________________________________________________
(Address and principal executive office)          (Zip Code)

Registrant's telephone number, including area code   (314) 515-2000
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

  As of March 15, 1997, 90,404 units of limited partnership interest (Units), totaling $1,592,918 were held by non-affiliates. There is no established public market for such Units.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated November 4, 1992, filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                             TABLE OF CONTENTS

PART I                                                 Page

  Item 1. Business...................................     4

  Item 2. Properties.................................     5

  Item 3. Legal Proceedings..........................     6

  Item 4. Submission of Matters to a Vote of
           Security Holders..........................     6

                                  PART II

  Item 5. Market for the Registrant's Common Equity and
           Related Stockholder Matters...............     7

  Item 6. Selected Financial Data....................     7

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......     8

  Item 8. Index to Financial Statements and
           Supplementary Financial...................    11

  Item 9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...    23

PART III

  Item 10.Directors and Executive Officers
            of the Registrant.........................   24

  Item 11.Executive Compensation......................   25

  Item 12.Security Ownership of Certain Beneficial Owners and
           Management.................................   25

  Item 13. Certain Relationships and Related
             Transactions.............................   26

PART IV

  Item 14.Exhibits, Financial Statement Schedules and
           Reports on Form 8-K........................  27

SIGNATURES...........................................   28

INDEX TO EXHIBITS....................................   29

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

     The information set forth under the captions ``Investment Objectives & Policies'' and ``Regulation'' in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

Risks of Unit Ownership

     The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies. Therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

     Other risks include the Partnership's ability to find suitable investments for its funds because of competition from other entities having similar investment objectives. Risks may arise due to the significant period of time that may elapse before the Partnership has completed the selection of its portfolio company investments and the significant period of time (typically four to seven years or longer) which will elapse before portfolio company investments have reached a state of maturity such that disposition can be considered. It is unlikely that any significant distributions of the proceeds from the disposition of investments will be made until the later years of the term of the Partnership.

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

     The information set forth under the captions ``Risk and Other Important Factors''(including the subsections ``Risks of Investment,'' ``Size of Partnership,'' ``Ability to Invest Funds,'' `` Time Required to Maturity of Investments; Illiquidity of Investments,'' ``Need for Follow-on Investments,'' ``Use of Leverage,'' ``Unspecified Investments,'' ``Reliance on Management,'' `` New Business,'' ``No Market for Units'' and ``Federal Income Tax Considerations'') on pages 9 through 14 of the Prospectus of Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities
Act of 1933 on November 4, 1992, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

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

Item 2.  PROPERTIES

           The Partnership has no physical properties.

Item 3.  LEGAL PROCEEDINGS

           The Partnership is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the period covered by this report.

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          There is no established public trading market for the Limited Partnership interests. As of March 15, 1997, the total number of holders of units is 131. The number of limited partnership units outstanding is 111,395. The number of general partnership units outstanding is 1,135 as of March 15, 1997.

          The information set forth under the captions
       ``Partnership Distributions and Allocations'' and
       ``Transferability of Units'' in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

   BALANCE SHEET:
                                  As of
                              December 31,

                  1996      1995 (1)    1994       1993       1992

   Net Assets $1,982,725  $2,014,889 $2,645,511 $1,355,231 $1,403,625

   Portfolio
   Investments$1,397,330    $545,013 $1,000,013 $  500,013 $        -

   INCOME STATEMENT:
                            For the Year Ended
                               December 31,

                  1996      1995 (1)    1994       1993       1992

   Net Loss    $(32,164)   $(630,622) $(86,345) $(48,394)  $  (3,000)

Per Unit of
Partnership Interest:

   Net Asset
    Value      $  17.62    $  17.91   $  23.50  $  12.04   $   12.47
   Net Loss    $   (.29)   $  (5.60)  $   (.77) $   (.43)  $    (.03)

(1) See ``Fiscal Year 1995 versus 1994'' in Item 7, Management's
    Discussion and Analysis of Financial Condition and Results of
    Operations.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   (FISCAL YEAR 1996 VERSUS 1995)

     Net loss for the year ended December 31, 1996, was $32,164,

compared to a net loss of $630,622 for 1995.  Income was derived from dividend income on portfolio investments and interest income from certificates of deposit.  The majority of the reduced net loss incurred during 1996 is due primarily to a 1995 worthless

investment in West End Soda Brew of $600,000.  In addition, the

Partnership had lower interest income of $15,212, due to cash being used to purchase investments throughout 1996.  Dividend income increased $18,979 due to the increased level of investments.

During the year, the Partnership made several investments as outlined in the Schedule of Portfolio Investments.  One such investment, FCOA Acquisition Corp., participated in an initial public stock offering on December 13, 1996.  The initial public offering price was $9 per share, and the stock trades on the NASDAQ under the ticker symbol FCPY. As of December 31, 1996, an

unrealized loss of $15,298 has been recorded for the FCOA

Acquisition Corporation investment.  Expenses decreased by $9,989,

from $110,490 in 1995 to $100,501 in 1996.  The decrease is

primarily related to lower professional fees.  The future income or loss of the Partnership is contingent upon the performance of current and future investments.

                    (FISCAL YEAR 1995 VERSUS 1994)

     Net loss for the year ended December 31, 1995, was $630,622,

compared to a net loss of $86,345 for 1994.  Income was derived from dividend income on portfolio investments and interest income from certificates of deposit.  A loss was recorded to reflect a worthless investment as West End Soda Brew closed operations in

November, 1995.  The company was unable to compete with large national competitors in the New Age segment of the beverage

industry and faced slowing demand for its products.  This loss accounts for the majority of the decrease in income.  Expenses decreased by $19,411, from $129,901 in 1994 to $110,490 in 1995.

As a result of lower total assets when compared to 1994, management fees decreased by $9,000.  Legal fees were down $10,000.

SUBSEQUENT EVENTS

     On January 2, 1997, the Partnership sold its investment in

Houghton Acquisition Corporation (HAC).  In exchange for the 2,000 shares of Class A cumulative redeemable Preferred Stock, the

Partnership received $613,379 in cash and a Convertible Promissory

Note in the principal amount of $77,400 due January 2, 1999 with interest payable at 8%.  A Promissory Note in the principal amount of $25,800 was also received but is contingent upon the future income of HAC before interest, taxes, depreciation, amortization and corporate charges.  As of December 31, 1996, the Partnership's investment in HAC was recorded at original cost of $200,013.

Accordingly, the above transaction results in a gain of

approximately $490,000, which will be recorded in fiscal year 1997.

Due to the contingent nature of the Promissory Note in the

principal amount of $25,800, a gain has not been recorded for this amount as of the transaction date.  This Note has been recorded at an original cost of $0, and additional gain will be recorded if, or when, payments become due under terms of the Note.

     On January 6, 1997, the Partnership made a distribution of $5 per unit.

     On January 24, 1997, the Partnership invested $100,000 in

Medical Device Alliance, Inc. and received 20,000 shares of common stock.  Medical Device Alliance, Inc. specializes in the

development, manufacture and marketing of devices for ultrasound-

assisted lipoplasty.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's total capital of $1,982,725 as of December

31, 1996, consisted of $1,962,730 in Limited Partner capital and

$19,995 in General Partner capital.

     The 1996 total net loss of $32,164 was allocated to the

Limited Partners in the amount of $31,842 and to the General

Partners in the amount of $322.

     The Partnership is actively reviewing potential portfolio

investments.  Until the Partnership invests in portfolio

investments, it intends to invest its cash balances in a money market account.  At December 31, 1996, $527,000 was invested in the money market account.  Such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

Item 8.INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Page

  Report of Independent Accountants............         12

  Balance Sheet as of December 31, 1996 and 1995..      13

  Schedule of Portfolio Investments as of
    December 31, 1996 and 1995....................      14

  Income Statement for the Years Ended
    December 31, 1996, 1995, and 1994.............      17

  Statement of Changes in Partnership Capital for the
    Years Ended December 31, 1996, 1995 and 1994.....   18

  Statement of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994.................   19

  Notes to Financial Statements......................   20

Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners II, L.P.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Investment Partners II, L.P. (the
`` Partnership'') at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of portfolio investments owned as of December 31, 1996 and 1995. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include investments, valued at $1,397,330 (70 percent of net assets), whose values have been determined by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at an estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material to the financial statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 21, 1997

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                BALANCE SHEET

                                   ASSETS

                                          December 31,
                                      1996            1995
                                  ____________    ____________
Investments at Fair Market Value
  (cost $1,412,628 and $545,013,
    respectively)                $  1,397,330   $    545,013
Cash and Cash Equivalents             540,528      1,399,026
Deferred Organizational Costs, net     36,683         73,366
Accrued Interest and Dividends
 Receivable                            17,835          9,584
Prepaid Expenses                        2,449              -
                                 ____________   ____________

     TOTAL ASSETS                $  1,994,825    $ 2,026,989
                                 ============   ============

                 LIABILITIES AND PARTNERSHIP CAPITAL

                                          December 31,
                                      1996            1995
                                  ____________   ____________
Liabilities

Accrued Expenses             $         12,100 $       12,100
                                 ____________    ____________

     TOTAL LIABILITIES                 12,100         12,100
                                 ____________    ____________
Partnership Capital

Capital - Limited Partners          1,962,730      1,994,572
Capital - General Partners             19,995         20,317
                                 ____________    ____________

     TOTAL PARTNERSHIP CAPITAL      1,982,725      2,014,889
                                 ____________    ____________
TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL           $   1,994,825    $ 2,026,989
                                 ============    ============

                The accompanying notes are an integral
                 part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                     SCHEDULE OF PORTFOLIO INVESTMENTS


Company                                              Fair Market
Initial Investment  Nature of Business                  Value
Date                Investment             Cost    Dec. 31, 1996

Houghton Acquisition Organized for the purpose of
Corporation          acquiring Hutchinson Foundry
                     Products, Inc.

  March 10, 1993  2,000 shares of Class A
                  cumulative redeemable
                   Preferre Stock         $200,013     $200,013

Global Surgical   Formed to acquire the Urban
Corporation       Microscope Division and the
                  Surgical Mechanical Research
                  subsidiary of Storz Medical

  January 31, 19943,000 shares of Common
                    Stock                  300,000      300,000
  June 30, 1995   7% Promissory Note,
                    due 6/29/00             45,000       45,000
  January 26, 19967% Promissory Note,
                    due 1/25/01             67,500       67,500

Computer Motion, Inc. Develops and supplies
                     medical robotics

  May 3, 1996     Prime +1% Term Note,
                    due 10/31/98           125,000      125,000
  September 9, 1996      25,000 shares of
                   Series E Preferred
                  Stock                    125,000      125,000
                  25,000 warrants              250          250

FCOA Acquisition  A chain of greeting card/
Corporation       party stores which offer
(d/b/a Factory     a full line of products at
Card              everyday value prices
Outlet)

  July 30, 1996   26,063 Common Shares     249,865      234,567

Permalok
 Corporation      Develops and sells steel
                  pipe joining system to the
                  domestic underground
                  utility construction industry

  September 24,
   1996           25,000 shares of Convertible
                  Preferred Stock         200,000      200,000

              The accompanying notes are an integral
                part of these financial statements.

               COMMUNITY INVESTMENT PARTNERS II, L.P.

                 SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                            Fair Market
Initial Investment  Nature of Business                  Value
Date              Investment               Cost    Dec. 31, 1996

Stereotaxis, Inc. Develops and markets a system
                  by which surgery can be conducted
                  remotely using computer
                  controlled magnets

  December 30, 1996      138,889 shares of
                    Preferred Stock       100,000      100,000
                                          _________  __________

                                        $1,412,628   $1,397,330
                                          =========  ==========
                    The accompanying notes are an integral
                      part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                     SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                            Fair Market
Initial Investment  Nature of Business                  Value
Date                Investment               Cost    Dec. 31, 1995

Houghton Acquisition Organized for the purpose of
Corporation       acquiring Hutchinson Foundry
                  Products, Inc.

  March 10, 1993  2,000 shares of Class A
                  cumulative redeemable
                   Preferred Stock        $200,013      200,013

Global Surgical   Formed to acquire the Urban
Corporation       Microscope Division and the
                  Surgical Mechanical Research
                  subsidiary of Storz Medical

  January 31, 19943,000 shares of Common
                     Stock                 300,000      300,000
  June 30, 1995   7% Promissory Note        45,000       45,000
                                         ___________  _________

                                          $545,013     $545,013
                                         ===========  ==========

                 The accompanying notes are an integral
                   part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                               INCOME STATEMENT

                                    For the Year Ended
                                        December 31,
                                   1996     1995       1994
INCOME
Interest Income                $  47,169  $ 62,381  $ 27,556
Dividend Income                   36,466    17,487    16,000
Loss from Liquidation of
  Investment                           -  (600,000)        -
                                 ________  _________  _______

     TOTAL INCOME (LOSS)          83,635  (520,132)   43,556
                                  ________  _________  _______

EXPENSES
Legal Fees                     $   7,236  $  8,415  $ 19,189
Management Fees                   30,496    30,918    40,363
Amortization of Deferred
  Organization Costs              36,684    36,683    36,683
Professional Fees                 12,100    19,100    16,163
Trustee Fees                         562     2,025     2,666
Independent General Partners'
 Fees                             12,000    12,000    13,000
Miscellaneous Expenses             1,423     1,349     1,837
                              ___________  ________   _______

     TOTAL EXPENSES              100,501   110,490   129,901
                              ___________  ________   _______
Net Loss before
  Unrealized Losses              (16,866) (630,622)  (86,345)

Net Unrealized Losses
  on Investments                 (15,298)        -         -
                              ___________  _________  _______

     NET LOSS                 $  (32,164)$(630,622)$ (86,345)
                              ===========  ========== =======
               The accompanying notes are an integral
                 part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

              STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                For the Years Ended December 31, 1996, 1995 and 1994

                               Limited    General
                               Partners   Partners   Totals

Balance, December 31, 1993   $1,341,745  $ 13,486  $1,355,231

Capital call                  1,362,625    14,000   1,376,625

Net loss                        (85,482)     (863)    (86,345)
                              ___________   ________ _________

Balance, December 31, 1994    $2,618,888  $26,623  $2,645,511

Net loss                        (624,316)  (6,306)   (630,622)
                              ___________   ________ ________

Balance, December 31, 1995    $1,994,572   $20,317 $2,014,889

Net loss                         (31,842)     (322)   (32,164)
                              ___________   _________ ________

Balance, December 31, 1996    $1,962,730   $ 19,995 $1,982,725
                              ===========   ========= ========

                The accompanying notes are an integral
                  part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                         STATEMENT OF CASH FLOWS

                                 For the Year Ended December 31,
                                   1996      1995        1994
CASH FLOWS USED FOR
OPERATING ACTIVITIES:
  Net Loss                     $ (32,164) $ (630,622)  $(86,345)
  Adjustments to Reconcile
   Net Loss to Net Cash
   Provided by Operating
   Activities:
  Amortization of Deferred
   Organization Costs             36,683      36,683     36,683
  Purchase of Portfolio
    Investments                 (867,615)   (145,000)  (500,000)
  Liquidation of Portfolio
    Investment                         -     600,000          -
  Unrealized Losses on
     Portfolio Investments        15,298           -          -
  Increase in Accrued Interest
    Receivable                    (8,251)     (2,206)    (1,538)
  Increase in Accrued Expenses         -       7,000      1,100
  Increase in Prepaid Expense     (2,449)        -           -
                              ________________________________

Total Cash Used for Operating
   Activities                   (858,498)   (134,145)  (550,100)

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES:
  Capital contributions                -           -   1,376,625
                              ________________________________
   Total Cash Provided by
   Financing Activities                -           -   1,376,625
                              ________________________________
  Net (Decrease) Increase in
  Cash and Cash Equivalents     (858,498)   (134,145)    826,525

CASH AND CASH EQUIVALENTS:

  Beginning of year            1,399,026   1,533,171     706,646
                              ________________________________

  End of year                 $  540,528  $1,399,026 $ 1,533,171
                              ================================

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

    The Managing General Partner was required to have invested the net proceeds of the Partnership's offering (including amounts held in reserve) within two years of the date of the capital call.

    Risk of Ownership

    The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may be less diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

2.  ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

    The Partnership Agreement generally provides for the pro rata allocation of profits, losses and distributions between the limited and general partners. Partners should refer to the Partnership Agreement for more detailed information.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.  PER UNIT INFORMATION

    There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                For the Year Ended December 31,
                                   1996       1995      1994

Number of unit holders               131       131       132

Limited partnership units        111,395   111,395   111,395

General partnership units          1,135     1,135     1,135
                              ______________________________

Total units outstanding          112,530   112,530   112,530
                              ==============================

Net asset value per unit        $   17.62 $  17.91  $  23.50
                              ==============================

Net (loss) per unit             $    (.29)$  (5.60) $  (.77)
                              ==============================

5.  RELATED PARTY TRANSACTIONS

    The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

    The Managing General Partner performs management and administrative services for the operation of the Partnership.
    The Managing General Partner is paid an annual management fee of 1.5% of total assets. This fee for 1996 was $30,496.

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

Specific Information regarding the Independent General Partners:

      Tommy L. Gleason, Jr., 51, has been an Independent General Partner of the Partnership since May 1992. He is also an independent general partner of Community Investment Partners, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 2,026 Units.

      E. Stanley Kroenke, 49, has served as an Independent General Partner of the Partnership since May 1992. He is also an independent general partner of Community Investment Partners, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers as well as apartment projects around the country. Mr. Kroenke is co-owner and vice chairman of the St. Louis Rams National Football League franchise. He also serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; Boone County National Bank, Columbia, Missouri; and the Strategic Development Board of the University of Missouri School of Business, Columbia, Missouri. He serves as a trustee of the College of the Ozarks in Point Lookout, Missouri, as well as chairman of their real estate committee. Mr. Kroenke owns 5,633 Units.

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

The Directors and Officers of CIP Management, Inc. are as follows:

      Daniel A. Burkhardt, 49, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P. since February 1990. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, St. Joseph Light & Power Co., Southeastern Michigan Gas Enterprises and Mid-America Realty Investment, Inc. Mr. Burkhardt is the beneficial owner of 4,052 Units.

      Ray A. Robbins, Jr., 52, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is a beneficial owner of 3,242 Units.

      Marilyn A. Gaffney, 38, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment advisor in investment banking since 1980. Ms. Gaffney is the beneficial owner of 405 Units.

Item 11.  EXECUTIVE COMPENSATION

      Each Independent General Partner receives an annual fee of $6,000 from the Partnership, a fee of $1,000 for each meeting attended, and all out-of-pocket expenses relating to attendance at meetings of the Individual General Partners.

      The information set forth under the caption ``Partnership
Distributions and Allocations'' in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities
Act of 1933, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information concerning the security ownership of the Independent General Partners and the Officers and Directors of CIP Managements, Inc., described in Item 10, is herein incorporated by reference.

      As of March 15, 1997, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                            Amount of
                           Beneficial         % of Limited
      Name             Ownership of Units   Partnership Capital

      Richard P. Kiphart     10,131              9.09%
      EDJ Ventures Ltd.       5,633              5.06%
      E. Stanley Kroenke      5,633              5.06%

      The Partnership is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Partnership.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Certain relationships and related transactions, described in
Item 10, are herein incorporated by reference.

                               PART IV

Item14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  a.  The following documents are filed as part of this report:

      1.  Financial Statements:

             See Index to Financial Statements and Supplementary
          Data contained in Item 8 of this Form 10-K.

      2.  Financial Statement Schedules:

             All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

      3.  Exhibits:

          (3)Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 4, 1992.
          (4)Form of Unit Certificate. *
          (10) Management Agreement dated November 4, 1992, between
              the Partnership and CIP Management, L.P. **
          (28) Prospectus of the Partnership dated November 4,
              1992, filed with the Securities and Exchange
              Commission in connection with Registration Statement No. 33-47917 on Form N-2 under the Securities Act of
             1933. **

          * Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

          ** Incorporated by reference to the Partnership's
              Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933.

  b.  No reports on Form 8-K were filed during the quarter ended
          December 31, 1996.

  c.  Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

  d. Financial Statement Schedules required by Regulations S-X are included as described in Part II Item 8 above.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                              Community Investment Partners II, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner

                              ___________________________________
                                 By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

______________________________     General Partner of CIP Management
Daniel A. Burkhardt                L.P., President, Treasurer and
                                   Director of CIP Management, Inc.

______________________________     Vice President and Director of CIP
Ray L. Robbins                     Management, Inc.

______________________________     Individual General Partner,
Tommy L. Gleason, Jr.              Community Investment Partners II, L.P.

______________________________     Individual General Partner,
E. Stanley Kroenke                 Community Investment Partners II, L.P.

                        INDEX TO EXHIBITS
Exhibit
Number             Description of Exhibit              Page

(3)              Amended and Restated Certificate and
                 Agreement of Limited Partnership dated
                 as of November 4, 1992                 *

(4)              Form of Unit Certificate               *

(10)             Management Agreement dated November 4,
                 1992, between the Partnership and CIP
                 Management, L.P.                       *

(28)             Prospectus of the Partnership dated
                 November 4, 1992, filed with the
                 Securities and Exchange Commission
                 in connection with Registration
                 Statement No. 33-47917 on Form N-2
                 under the Securities Act of 1933       *

______________________
*Incorporated by reference

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1997.

                              Community Investment Partners, L.P.
                              By:  CIP Management, L.P., its
                                 Managing General Partner

                                 By:  CIP Management, Inc., its
                                    Managing General Partner

                                 /s/    Daniel A. Burkhardt, President

                                 ___________________________________
                                 By:  Daniel A. Burkhardt, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Daniel A. Burkhardt
______________________________     General Partner of CIP Management
    Daniel A. Burkhardt            L.P., President, Treasurer and
                                   Director of CIP Management, Inc.

/s/ Ray L. Robbins
______________________________     Vice President and Director of CIP
    Ray L. Robbins                 Management, Inc.


/s/ Tommy L. Gleason, Jr.
______________________________     Individual General Partner,
    Tommy L. Gleason, Jr.          Community Investment Partners
                                   II L.P.

/s/ E. Stanley Kroenke
______________________________     Individual General Partner,
  E. Stanley Kroenke               Community Investment Partners
                                   II, L.P.