Form 10-Q
period 1997-03-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1997-05-08
CIK 887499

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ______________________

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
Commission file number   0-18042

                  COMMUNITY INVESTMENT PARTNERS II, L.P.
______________________________________________________________________
           (Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1609351
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      12555 Manchester
      St. Louis, Missouri                          63131
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

Item 1.Financial Statements

      Balance Sheet ...........................................3
      Schedule of Portfolio Investments .......................4
      Income Statement ........................................6
      Statement of Cash Flows .................................7
      Statement of Changes in Partnership Capital .............8
      Notes to Financial Statements ...........................9

Item 2.
      Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................10

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................13
Item 6.Exhibits and Reports on Form 8-K........................13

      Signatures ..............................................14

*     Items 2,3,4 and 5 are omitted as they are not applicable

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                               BALANCE SHEET

                                (Unaudited)

                                       March 31,    December 31,
                                         1997           1996

                                   ASSETS
Investments at Fair Market Value
 (cost $1,540,015 and $1,412,628,
  respectively)                       $  1,498,654   $ 1,397,330
Cash and Cash Equivalents                  330,008       540,528
Deferred Organizational Costs, net          27,512        36,683
Accrued Interest Receivable                 14,880        17,835
Prepaid Expenses                                 -         2,449
                                       ___________   ___________

  TOTAL ASSETS                         $ 1,871,054   $ 1,994,825
                                       ===========   ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accrued Expenses                       $     7,140   $    12,100
                                       ___________    __________

  TOTAL LIABILITIES                          7,140        12,100
                                       ___________    __________
Partnership Capital:

Capital - Limited Partners               1,845,156     1,962,730
Capital - General Partners                  18,758        19,995
                                      ____________    __________

  TOTAL PARTNERSHIP CAPITAL              1,863,914     1,982,725
                                      ____________    __________

TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL                  $ 1,871,054   $ 1,994,825
                                       ===========    ==========
The accompanying notes are an integral part of these financial statements.

                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                        SCHEDULE OF PORTFOLIO INVESTMENTS

                             AS OF MARCH 31, 1997

Company                                            Fair Market
Initial Investment   Nature of Business                Value
Date                 Investment           Cost   March 31, 1997

Houghton Acquisition Organized for the purpose of
Corporation       acquiring Hutchinson Foundry
                  Products, Inc.

  January 2, 1997 8% Convertible Promissory
                    Note, due 1/2/99     77,400     77,400

                  Contingent EBITDA
                   Promissory Note            0          0
Global Surgical   Formed to acquire the Urban
Corporation       Microscope Division and the
                  Surgical Mechanical Research
                  subsidiary of Storz Medical

  January 31, 19943,000 shares of Common
                   Stock                 300,000     300,000
  June 30, 1995   7% Promissory Note,
                   due 6/29/00            45,000      45,000
  January 26, 19967% Promissory Note,
                   due 1/25/01            67,500      67,500

Computer Motion,
Inc.              Develops and supplies
                  medical robotics

  May 3, 1996     Prime +1% Term Note,
                    due 10/31/98         125,000     125,000
  September 9, 1996      25,000 shares of
                    Series E Preferred
                    Stock                125,000     125,000
                  25,000 warrants            250         250

FCOA Acquisition  A chain of greeting card/
Corporation       party stores which offer
(d/b/a Factory Card a full line of products at
Outlet)           everyday value prices

  July 30, 1996   26,063 Common Shares   249,865     208,504

The accompanying notes are an integral
part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                       SCHEDULE OF PORTFOLIO INVESTMENTS

Company                                              Fair Market
Initial Investment  Nature of Business                   Value
Date                Investment             Cost     March 31, 1997
______________________________________________________________________
__
Permalok Corporation Develops and sells steel
                  pipe joining system to the
                  domestic underground
                  utility construction industry

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

Medical Device
Alliance, Inc.    Specializes in the development,
                  manufacture and marketing of
                  devices for ultrasound-assisted
                  lipoplasty

  January 24, 199720,000 shares of Stock  100,000    100,000

Online Resources &
Communications
Corporation       Provides a variety of inter-
                  active banking and financial
                  services to end-users and
                  corporate customers in the
                  banking and financial
                  services industry

  March 17, 1997  8% Promissory Note, due
                  8/31/97                 150,000   150,000

                  Warrants to purchase
                  20,000 shares of Common
                  Stock, expiring 1/31/04       0         0

                                    _____________  _________

                                       $1,540,015 $1,498,654
                                    =============  =========

The accompanying notes are an integral part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                             INCOME STATEMENT

                                (Unaudited)

                                      Three Months        Three Months
                                             Ended               Ended
                                         March 31,           March 31,
                                              1997                1996

                                   INCOME

Interest & Dividend Income            $      8,168        $     16,646

Gain on Sale of Investment                 490,766                   -
                                      ______________    ______________

  TOTAL INCOME                             498,934              16,646
                                      ____________        ____________

                                  EXPENSES

Amortization of Deferred Organizational Costs9,171               9,171
Independent General Partners' Fees           3,000               3,000
Management Fees                              7,140               7,610
Professional Fees                            9,721                 783
                                      ______________    ______________

  TOTAL EXPENSES                            29,032              20,564
                                      ______________    ______________

Net Income (Loss) before
  Unrealized Losses                        469,902             (3,918)

Net Unrealized Losses
  on Investments                           (26,063)                  -
                                       ___________       _____________

  NET INCOME (LOSS)                   $    443,839   $         (3,918)
                                      ============       =============
Per Unit Information:
  Net Income (Loss) (as of March 31, 1997 and
  March 31, 1996)                     $       3.94   $           (.03)
                                      ============       =============
  Net Asset Value (as of March 31, 1997 and
  December 31, 1996)                  $      16.56   $           17.87
                                      ============       =============
Units Outstanding:
  Limited Partners                         111,395             111,395
  General Partners                           1,135               1,135

The accompanying notes are an integral part of these financial statements.

                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                             STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                      Three Months        Three Months
                                             Ended               Ended
                                         March 31,           March 31,
                                              1997                1996

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

  Net Income (Loss)                   $    443,839        $    (3,918)
  Adjustments to reconcile Net Income
  (Loss) to Net
  Cash Provided by Operating Activities -
  Amortization of Deferred Organization Costs9,171               9,171
  (Decrease) Increase in Accrued Expenses   (4,960)             10,610
  Decrease in Accrued Interest Receivable    2,955               3,539
  Decrease in Prepaid Expense                2,449                   -
  Purchase of Portfolio Investments       (250,000)           (67,500)
  Sale of Portfolio Investments            613,379                   -
  Unrealized Losses on Portfolio
   Investments                              26,063                   -
  Net Realized Gains on Sale of Portfolio
   Investments                            (490,766)                  -
                                      ______________    ______________
   Total Cash Provided (Used) for
  Operating Activities                     352,130            (48,098)

CASH FLOWS USED BY FINANCING
ACTIVITIES:

  Capital Distributions                   (562,650)                  -
                                      ______________    ______________

  Total Cash Used by Financing Activities (562,650)                  -
                                      ______________    ______________
  Net Decrease in Cash
    and Cash Equivalents                  (210,520)           (48,098)

CASH AND EQUIVALENTS, beginning of year    540,528          1,399,026
                                      ______________    ______________

CASH AND EQUIVALENTS, end of year     $    330,008   $      1,350,928
                                      ==============    ==============

The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                (Unaudited)

                           Three Months Ended March 31, 1997 and 1996

                              Limited      General
                              Partners    Partners        Totals

Balance, December 31, 1995$   1,994,572   $  20,317    $ 2,014,889

Net income (loss)                (3,878)        (40)        (3,918)
                              __________   ________      __________

Balance March 31, 1996       $1,990,694    $ 20,277     $ 2,010,971

Balance, December 31, 1996   $1,962,730    $ 19,995     $ 1,982,725

Distribution                   (556,975)     (5,675)       (562,650)

Net income (loss)               439,401       4,438         443,839
                             __________     ________    ___________

Balance, March 31, 1997      $1,845,156    $ 18,758     $ 1,863,914

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

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Net income and loss for the three months ended March 31, 1997 and

1996, was $443,839 and ($3,918) respectively.  Interest and dividend income was derived from investments and cash balances.  Expenses incurred were related to amortization of deferred organization costs,

independent general partners' fees, management fees, trustee fees and legal fees.

  On January 2, 1997, the Partnership sold its investment in Houghton

Acquisition Corporation (HAC).  In exchange for the 2,000 shares of

Class A cumulative redeemable Preferred Stock, the Partnership received $613,379 in cash and a Convertible Promissory Note in the principal amount of $77,400 due January 2, 1999 with interest payable at 8%.  A Promissory Note in the principal amount of $25,800 was also received but is contingent upon the future income of HAC before interest, taxes, depreciation, amortization and corporate charges.  As the Partnership's investment in HAC was recorded at original cost of

$200,013 as of December 31, 1996, the above transaction resulted in a gain of approximately $490,000 during the first quarter of 1997.  Due to the contingent nature of the Promissory Note in the principal amount of $25,800, a gain has not been recorded for this amount as of the transaction date.  This Note has been recorded at an original cost of $0, and additional gain will be recorded if, or when, payments become due under terms of the Note.

  On January 6, 1997, the Partnership made a distribution of $5 per unit.

  On January 24, 1997, the Partnership invested $100,000 in Medical

Device Alliance, Inc. and received 20,000 shares of common stock.

Medical Device Alliance, Inc. specializes in the development, manufacture and marketing of devices for ultrasound-assisted lipoplasty.

  On March 17, 1997, the Partnership invested $150,000 in Online

Resources & Communication Corporation, and received an 8% Promissory

Note due August 31, 1997 and warrants to purchase 20,000 shares of common stock, expiring January 31, 2004.  The Promissory Note and accrued interest will be converted into convertible preferred stock once the company meets certain capitalization requirements.  The company provides a variety of interactive banking and financial services to end users and corporate customers in the banking and financial services industry.

  During the period ended March 31, 1997, an unrealized loss of

$26,063 has been recorded for the FCOA Acquisition Corporation investment.  Cumulative unrealized losses related to this investment total $41,361 as of March 31, 1997.

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the quarter ended March 31, 1997.

    For the quarter ended March 31, 1997

                                              Realized
    Investment           Cost     Proceeds   Gain (Loss)
    ___________       __________ __________  ____________

    Purchases:
    Medical Device Alliance,
      Inc.         $     100,000 $       -   $          -

    Online Resources &
      Communications
      Corporation        150,000         -              -
                      __________   __________   _________

    Total Purchases$     250,000 $       -    $         -
                      ==========   ==========   =========

    Sales:
    Houghton
      Acquisition
       Corp.       $     200,013 $ 690,779 (a)$   490,766
                     __________ __________     __________

      Total Sales  $     200,013 $ 690,779    $   490,766
                     ========== ==========     ==========



(a)Proceeds included $613,379 in cash, a $77,400 Convertible Promissory

Note and a $25,800 Promissory Note contingent upon the future income of

HAC before interest, taxes, depreciation, amortization and corporate charges.  Due to the contingent nature of the $25,800 Promissory Note,

a gain has not been recorded to this transaction.  This note has been recorded at an original cost of $0, and additional gain will be recorded if, or when, payments become due under terms of the Note.

FINANCIAL CONDITION

  See Schedule of Portfolio Investments, page 4.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $1,863,914 as of March 31, 1997,

consisted of $1,845,156 in limited partner capital and $18,758 in general partner capital.  Net income was allocated to the limited partners in the amount of $439,401 and to the general partners in the amount of $4,438.

  The Partnership is actively reviewing potential portfolio

investments.  Until the Partnership invests in portfolio investments,

it intends to invest its cash balances in a money market account.  At

March 31, 1997, $283,000 was invested in the money market account.

Such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

SUBSEQUENT EVENTS

  On April 7, 1997, the Partnership invested $100,000 in Advanced

UroScience, Inc. and received 25,000 shares of Series A Preferred

Stock.  Advanced UroScience, Inc. is developing Acyst, an injectable bulking agent, for the treatment of stress urinary incontinence.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

  The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

  (a) Exhibits

  None

  (b) Reports on Form 8-K

  No reports were filed on Form 8-K for the quarter ended March 31,

1997.

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

                COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                            May 8, 1997

/s/Ray L. Robbins         Vice-President
   _______________________  and Director          May 8, 1997
   Ray L. Robbins

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

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, inc., Its Managing General Partner

                          President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                            May 8, 1997

                          Vice-President
   _______________________  and Director          May 8, 1997
   Ray L. Robbins