Form 10-Q
period 1997-06-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1997-07-28
CIK 887499

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549
                         ______________________

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
Commission file number   0-20213

                COMMUNITY INVESTMENT PARTNERS II, L.P.
______________________________________________________________________
        (Exact name of registrant as specified in its charter)

      MISSOURI                                     43-1609351
______________________________________________________________________
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)              Identification No.)

      12555 Manchester
      St. Louis, Missouri                          63131
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

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    INDEX

                                                              Page
                                                            Number
Part I.FINANCIAL INFORMATION

Item 1.Financial Statements

      Balance Sheet ...........................................3
      Schedule of Portfolio Investments .......................4
      Income Statement ........................................7
      Statement of Cash Flows .................................8
      Statement of Changes in Partnership Capital .............9
      Notes to Financial Statements ...........................10

Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations .....................11

Part II.OTHER INFORMATION  *

Item 1.Legal Proceedings.......................................14
Item 6.Exhibits and Reports on Form 8-K........................14

      Signatures ..............................................15

*     Items 2, 3,4 and 5 are omitted as they are not applicable

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                            BALANCE SHEET

                             (Unaudited)

                                        June 30,    December 31,
                                            1997          1996
                               ASSETS

Investments at Fair Market Value
 (cost $1,640,023 and $1,412,628,
   respectively)                      $  1,541,649   $ 1,397,330
Cash and Cash Equivalents                  249,485       540,528
Deferred Organizational Costs, net          18,341        36,683
Accrued Interest Receivable                 24,867        17,835
Prepaid Expenses                                 -         2,449
                                      ____________    ___________

  TOTAL ASSETS                        $  1,834,342   $ 1,994,825
                                      ============    ===========
                 LIABILITIES AND PARTNERSHIP CAPITAL

Liabilities:

Accounts Payable and Accrued Expenses $     14,394   $    12,100
                                      _____________  ____________

  TOTAL LIABILITIES                         14,394        12,100
                                      _____________  ____________

Partnership Capital:

Capital - Limited Partners               1,801,629     1,962,730
Capital - General Partners                  18,319        19,995
                                      _____________  ____________

  TOTAL PARTNERSHIP CAPITAL              1,819,948     1,982,725
                                      _____________  ____________
TOTAL LIABILITIES AND PARTNERSHIP
  CAPITAL                              $ 1,834,342   $ 1,994,825
                                       ===========   ============

The accompanying notes are an integral part of these financial statements.

                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                   SCHEDULE OF PORTFOLIO INVESTMENTS

                        AS OF JUNE 30, 1997


Company                                            Fair Market
Initial            Nature of Business                  Value
Investment Date    Investment            Cost     June 30, 1997

Houghton Acquisition Organized for the purpose of
Corporation       acquiring Hutchinson Foundry
                  Products, Inc.

  January 2, 1997 8% Convertible Promissory Note,
                  due 1/2/99             77,400       77,400

                  Contingent EBITDA Promissory
                  Note                        0            0
Global Surgical   Formed to acquire the Urban
Corporation       Microscope Division and the
                  Surgical Mechanical Research
                  subsidiary of Storz Medical

  January 31, 19943,000 shares of Common
                     Stock              300,000      300,000
  June 30, 1995   7% Promissory Note,
                     due 6/29/00         45,000       45,000
  January 26, 19967% Promissory Note,
                     due 1/25/01         67,500       67,500

Computer Motion, Inc.    Develops and supplies medical robotics

  May 3, 1996     Prime +1% Term Note,
                    due 10/31/98        125,000      125,000
  June 26, 1997   78,947.5 warrants, exercisable
                  for 7 years from issuance
                  at $2.37 per warrant        8            8
  September 9, 1996      25,000 shares of Series E
                  Preferred Stock convertible
                  into 31,250 shares of
                  Common Stock          125,000      125,000
                  31,250 warrants, exercisable
                  at $4.00 per warrant      250          250

FCOA Acquisition  A chain of greeting card/
Corporation       party stores which offer
(d/b/a Factory Card a full line of products at
Outlet)           everyday value prices

  July 30, 1996   26,063 Common Shares  249,865      151,491

The accompanying notes are an integral
part of these financial statements.

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                  SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)

Company                                            Fair Market
Initial            Nature of Business                  Value
Investment Date   Investment             Cost     June 30, 1997

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

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                 SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)

Company                                            Fair Market
Initial            Nature of Business                  Value
Investment Date   Investment            Cost      June 30, 1997

Advanced UroScience,
Inc.              Developing Acyst, an injectable
                  bulking agent, for the treatment
                  of stress urinary incontinence.

                  25,000 shares of Series A
                  Preferred Stock       100,000       100,000
                                      _________      _________

                                     $1,640,023    $1,541,649
                                       ========      ========

The accompanying notes are an integral
part of these financial statements.

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                           INCOME STATEMENT

                             (Unaudited)

                               Three Months Ended  Six Months Ended
                                  1997    1996       1997    1996

                             INCOME

Interest and Dividend Income   $ 14,508  $ 16,646  $22,676  $36,053
Gain on Sale of Investment       19,656         -  510,422        -
                               _________ ________  _______  _______
 TOTAL INCOME                    34,164    16,646  533,098   36,053
                               _________ ________  _______  _______

                            EXPENSES

Amortization of Deferred
 Organizational Costs             9,171     9,171   18,342   18,342
Independent General Partners'
  Fees                            3,000     3,000    6,000    6,000
Management Fees                   7,254     7,610   14,394   15,191
Professional Fees                 1,658       783    9,565    4,787
Other                                35         -    1,848    1,072
                              _________ _________  _______  _______
 TOTAL EXPENSES                  21,118    20,564   50,149   45,392
                              _________ _________  _______  _______
Net Income (Loss) before Unrealized
  Gains and Losses               13,046    (3,918) 482,949   (9,339)

Net Unrealized Losses on
 Investments                    (57,013)        -  (83,076)       -
                              _________  ________  _______   _______

NET (LOSS) INCOME              $(43,967) $ (3,918)$399,873  $ (9,339)
                              =========  ========  =======   =======
Per Unit Information:
 Net (Loss) Income
 (as of June 30, 1997 and
  June 30, 1996)                $  (.39)  $  (.03)  $ 3.55  $   (.08)
                              =========  ========  ========  ========

 Net Asset Value (as of June 30, 1997
 and December 31, 1996)                           $  16.17  $  17.62
                                                   ========  ========
Units Outstanding:
 Limited Partners                                  111,395   111,395
 General Partners                                    1,135     1,135

The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                        STATEMENT OF CASH FLOWS

                            (Unaudited)

                                        Six Months          Six Months
                                             Ended               Ended
                                          June 30,            June 30,
                                              1997                1996

CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

  Net Income (Loss)                    $   399,873          $ (9,339)
  Adjustments to Reconcile Net Income
   (Loss) to Net
  Cash Provided by Operating Activities -
  Purchase of Portfolio Investments       (350,008)         (192,500)
  Amortization of Deferred Organization
    Costs                                   18,342             18,342
  (Increase) Decrease in Accrued Interest
     Receivable                             (7,032)             2,752
  Decrease in Prepaid Expense                2,449                  -
  Increase in Accounts Payable and
    Accrued Expenses                         2,294              6,091
  Sale of Portfolio Investments            633,035                  -
  Unrealized Losses on Portfolio
    Investments                             83,076                  -
  Net Realized Gains on Sale of Portfolio
    Investments                           (510,422)                 -
                                      _____________     _____________
  Total Cash Provided (Used) by
  Operating Activities                     271,607           (174,654)

CASH FLOWS USED BY
FINANCING ACTIVITIES:

  Capital Distributions                   (562,650)                 -
                                      _____________      ____________

  Total Cash Used by Financing Activities (562,650)                 -
                                      _____________      ____________
  Net Decrease in Cash and Cash
    Equivalents                           (291,043)         (174,654)

CASH AND EQUIVALENTS, beginning of year    540,528         1,399,026
                                      _____________      ____________

CASH AND EQUIVALENTS, end of year     $    249,485   $     1,224,372
                                       ===========       ============
The accompanying notes are an integral part of these financial statements.

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                              (Unaudited)


                               Six Months Ended June 30, 1997 and 1996

                                 Limited       General
                                Partners       Partners       Totals

Balance, December 31, 1995    $1,994,572  $   20,317   $   2,014,889

Net Loss                          (9,246)        (93)         (9,339)
                              ___________  _________    ____________
Balance, June 30, 1996        $1,985,326  $   20,224   $   2,005,550

Balance, December 31, 1996    $1,962,730  $   19,995   $   1,982,725

Distribution                    (556,975)     (5,675)       (562,650)

Net Income                       395,874       3,999         399,873
                              ___________  __________    ____________

Balance, June 30, 1997        $1,801,629  $   18,319   $   1,819,948

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

Management, L.P. a management fee based on 1.5% of CIP II's total assets.

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

                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                     MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

  Losses for the three months ended June 30, 1997 and 1996 were

($43,967) and ($3,918), respectively.  Income for the six months ended

June 30, 1997 was $399,873 compared to losses of ($9,339) for the six months ended June 30, 1996.  Income for the six months ended June 30,

1997 was primarily attributable to the Partnership's sale of its investment in Houghton Acquisition Corporation (HAC) in the first quarter of 1997.  Interest and dividend income was derived from investments and cash balances.  Expenses incurred were related to amortization of deferred organization costs, independent general partners' fees, management fees, trustee fees and legal fees.

  On April 7, 1997, the Partnership invested $100,000 in Advanced

UroScience, Inc. and received 25,000 shares of Series A Preferred

Stock.  Advanced UroScience, Inc. is developing Acyst, an injectable bulking agent, for the treatment of stress urinary incontinence.

  During the second quarter of 1997, the Partnership received additional purchase price consideration of $19,656 related to the sale of the Houghton Acquisition Corporation (HAC) investment in January,

1997, which resulted in additional gain on the sale of investment.

  On June 16, 1997, the Partnership purchased 78,947.50 warrants from

Computer Motion for $8.  These warrants are exercisable for 7 years from issuance at $2.37 per warrant.  Also during June, 1997, the

Partnership's original investment of $125,250 in Computer Motion

Series E Preferred Stock and warrants was adjusted due to the Company raising less than $3.7 million in equity financing within 120 days of the first issuance of Series E Preferred Stock.  The Partnership's

25,000 shares of Series E Preferred Stock that was convertible into

25,000 shares of common stock is now convertible into 31,250 shares of common stock. In addition, the Partnership's 25,000 warrants exercisable at $5 per warrant has been adjusted to 31,250 warrants exercisable at $4 per warrant.

  During the quarter ended June 30, 1997, an unrealized loss of

$57,013 has been recorded for the FCOA Acquisition Corporation investment.  Cumulative unrealized losses related to this investment total $98,374 as of June 30, 1997.

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ending June 30, 1997.

    For the period ending June 30, 1997

                                                   Realized
    Investment           Cost     Proceeds       Gain (Loss)
    ___________       __________ __________      ____________

    Purchases:
    Quarter 1:
    Medical Device
     Alliance,Inc.  $   100,000   $    -         $      -

    Online Resources &
      Communications
       Corporation      150,000        -                -
                     __________ __________       ___________

    Quarter 2:
    Advanced UroScience,
       Inc.         $   100,000  $     -         $      -
    Computer Motion, Inc.     8        -                -
                      _________ __________       ___________

      Total Purchases$  350,008  $     -         $      -
                     ========== ==========       ===========

    Sales:
    Quarter 1:
    Houghton
    Acquisition Corp.$   200,013 $ 690,779 (a)   $  490,766

    Quarter 2:
    Houghton
    Acquisition Corp.$         - $  19,656 (b)   $   19,656
                     __________ __________        ___________

      Total Sales   $   200,013  $ 710,435       $  510,422
                     ========== ==========        ===========
(a)Proceeds included $613,379 in cash, a $77,400 Convertible Promissory Note and a $25,800 Promissory Note contingent upon the future income of HAC before interest, taxes, depreciation, amortization and corporate charges.

Due to the contingent nature of the $25,800 Promissory Note,

a gain has not been recorded.  This note has been recorded at an original cost of $0, and additional gain will be recorded if, or when,

payments become due under terms of the Note.

(b)Proceeds included additional purchase price consideration.

FINANCIAL CONDITION

  See Schedule of Portfolio Investments, page 4.

LIQUIDITY AND CAPITAL RESOURCES

  The partnership's total capital of $1,819,948 as of June 30, 1997,

consisted of $1,801,629 in limited partner capital and $18,319 in general partner capital.  Net income was allocated to the limited partners in the amount of $395,874 and to the general partners in the amount of $3,999.

  The Partnership is actively reviewing potential portfolio

investments.  Until the Partnership invests in portfolio investments,

it intends to invest its cash balances in a money market account.  At

June 30, 1997, $186,000 was invested in the money market account.

Such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

SUBSEQUENT EVENTS

  There were no subsequent events.

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

             COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

/s/Daniel A. Burkhardt    President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                                   July 28, 1997

/s/Ray L. Robbins         Vice-President
   _______________________  and Director                 July 28, 1997
   Ray L. Robbins

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

               COMMUNITY INVESTMENT PARTNERS II, L.P.

             By:  CIP Management, L.P., Managing General Partner
             By:  CIP Management, Inc., Its Managing General Partner

                          President, Treasurer
   _______________________  and Director
   Daniel A. Burkhardt                                   July 28, 1997

                          Vice-President
   _______________________  and Director                 July 28, 1997
   Ray L. Robbins