Form 10-Q
period 1997-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1997-11-14
CIK 887499

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ----------------------


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   SEPTEMBER 30, 1997     Commission file number  0-20213

                     COMMUNITY INVESTMENT PARTNERS II, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MISSOURI                                              43-1609351
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                    Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                                 63131
--------------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code            (314) 515-2000
                                                             -------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days. (1) YES  X   NO     (2) YES     NO  X
                                                   ---     ---        ---    ---

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    INDEX

                                                                                         Page
                                                                                       Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet                                                                   3
          Schedule of Portfolio Investments                                               4
          Income Statement                                                                7
          Statement of Cash Flows                                                         8
          Statement of Changes in Partnership Capital                                     9
          Notes to Financial Statements                                                   10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             11



Part II.  OTHER INFORMATION<F*>

Item 1.   Legal Proceedings                                                               15
Item 6.   Exhibits and Reports on Form 8-K                                                15

          Signatures                                                                      16

<F*>      Items 2, 3,4 and 5 are omitted as they are not applicable

                                    Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                                            BALANCE SHEET

                                             (UNAUDITED)

                                                                  September 30,            December 31,
                                                                       1997                    1996
-------------------------------------------------------------------------------------------------------
                               ASSETS
                               ------

Investments at Fair Market Value
 (cost $1,617,489 and $1,412,628, respectively)                     $1,682,968              $1,397,330
Cash and Cash Equivalents                                              284,805                 540,528
Deferred Organizational Costs, net                                       9,170                  36,683
Accrued Interest Receivable                                             16,513                  17,835
Prepaid Expenses                                                            --                   2,449
                                                                    ----------              ----------

    TOTAL ASSETS                                                    $1,993,456              $1,994,825
                                                                    ==========              ==========


                 LIABILITIES AND PARTNERSHIP CAPITAL
                 -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                               $   28,230              $   12,100
                                                                    ----------              ----------

    TOTAL LIABILITIES                                                   28,230                  12,100
                                                                    ----------              ----------

Partnership Capital:

Capital - Limited Partners                                           1,945,454               1,962,730
Capital - General Partners                                              19,772                  19,995
                                                                    ----------              ----------

    TOTAL PARTNERSHIP CAPITAL                                        1,965,226               1,982,725
                                                                    ----------              ----------

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL                           $1,993,456              $1,994,825
                                                                    ==========              ==========

-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                    Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  SCHEDULE OF PORTFOLIO INVESTMENTS

                                       AS OF SEPTEMBER 30, 1997
                                                                                             Fair Market
     Company                        Nature of Business                                         Value
     Initial Investment Date        Investment                                 Cost         Sept 30, 1997
---------------------------------------------------------------------------------------------------------
     HOUGHTON ACQUISITION           Organized for the purpose of
     CORPORATION                    acquiring Hutchinson Foundry
                                    Products, Inc.

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

     GLOBAL SURGICAL                Formed to acquire the Urban
     CORPORATION                    Microscope Division and the
                                    Surgical Mechanical Research
                                    subsidiary of Storz Medical

        January 31, 1994            3,000 shares of Common Stock               300,000           300,000
        June 30, 1995               7% Promissory Note, due 6/29/00             45,000            45,000
        January 26, 1996            7% Promissory Note, due 1/25/01             67,500            67,500

     COMPUTER MOTION, INC.          Develops and supplies medical robotics

        June 26, 1997               40,948 warrants, exercisable
                                    at $4.569 per warrant,
                                    through 5/2/03                                   8                 8
        August 12, 1997             16,208 shares of Common Stock              125,000           218,808
                                    16,209 warrants, exercisable
                                    at $7.712 per warrant,
                                    through 12/31/03                               250               250

     FCOA ACQUISITION               A chain of greeting card/
     CORPORATION                    Party stores which offer
     (D/B/A FACTORY CARD            A full line of products at
     OUTLET)                        Everyday value prices

        July 30, 1996               26,063 Common Shares                       249,865           221,536

                                    The accompanying notes are an integral
                                      part of these financial statements.



                                    Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                                                                             Fair Market
     Company                        Nature of Business                                         Value
     Initial Investment Date        Investment                                 Cost         Sept 30, 1997
---------------------------------------------------------------------------------------------------------
     PERMALOK CORPORATION           Develops and sells steel
                                    pipe joining system to the
                                    domestic underground
                                    utility construction industry

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

     MEDICAL DEVICE
     ALLIANCE, INC.                 Specializes in the development,
                                    manufacture and marketing of
                                    devices for ultrasound-assisted
                                    lipoplasty

        January 24, 1997            20,000 shares of Stock                     100,000           100,000

     ONLINE RESOURCES &
     COMMUNICATIONS
     CORPORATION                    Provides a variety of inter-
                                    active banking and financial
                                    services to end-users and
                                    corporate customers in the
                                    banking and financial
                                    services industry

        March 17, 1997              1,525 shares of Series C
                                    Convertible Preferred Stock                152,466           152,466

                                    Warrants to purchase
                                    20,327 shares of Common
                                    Stock, exercisable at $3.00 per
                                    warrant, expiring 5/30/02                        0                 0

                                    The accompanying notes are an integral
                                      part of these financial statements.


                                    Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                                                                             Fair Market
     Company                        Nature of Business                                         Value
     Initial Investment Date        Investment                                 Cost         Sept 30, 1997
---------------------------------------------------------------------------------------------------------

     ADVANCED UROSCIENCE,
     INC.                           Developing Acyst, an injectable
                                    bulking agent, for the treatment
                                    of stress urinary incontinence.

        April 7, 1997               25,000 shares of Series A
                                    Preferred Stock                            100,000           100,000

     NEOCRIN COMPANY                Research and development
                                    of minimally invasive,
                                    encapsulated cellular transplants
                                    for the treatment of diabetes.

      September 3, 1997             50,000 shares of Series E
                                    Preferred Stock                            100,000           100,000
                                                                            ----------        ----------

                                                                            $1,617,489        $1,682,968
                                                                            ==========        ==========






                                    The accompanying notes are an integral
                                      part of these financial statements.

                                            Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                                                   INCOME STATEMENT

                                                     (UNAUDITED)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                               1997              1996           1997           1996
---------------------------------------------------------------------------------------------------------------------
                                                     INCOME
                                                     ------

Interest and Dividend Income                                 $  6,817          $20,024        $ 29,493       $ 56,077
Gain on Sale of Investment                                      1,476               --         511,898             --
                                                             --------          -------        --------       --------
   TOTAL INCOME                                                 8,293           20,024         541,391         56,077
                                                             --------          -------        --------       --------


                                                    EXPENSES
                                                    --------

Amortization of Deferred
   Organizational Costs                                         9,171            9,171          27,512         27,512
Independent General Partners' Fees                              3,000            3,000           9,000          9,000
Management Fees                                                 7,285            7,593          21,679         22,784
Professional Fees                                               6,897            2,449          16,463          7,236
Other                                                             515              515           2,363          1,587
                                                             --------          -------        --------       --------
   TOTAL EXPENSES                                              26,868           22,728          77,017         68,119
                                                             --------          -------        --------       --------
Net (Loss) Income before Unrealized
  Gains and Losses                                            (18,575)          (2,704)        464,374        (12,042)

Net Unrealized Gains on Investments                           163,853               --          80,777             --
                                                             --------          -------        --------       --------

NET INCOME (LOSS)                                            $145,278          $(2,704)       $545,151       $(12,042)
                                                             ========          =======        ========       ========
Per Unit Information:
   Net Income (Loss)
   (as of September 30, 1997 and
    September 30, 1996)                                      $   1.29          $  (.02)       $   4.84       $   (.11)
                                                             ========          =======        ========       ========
   Net Asset Value
   (as of September 30, 1997 and
    December 31, 1996)                                                                        $  17.46       $  17.62
                                                                                              ========       ========
Units Outstanding:
   Limited Partners                                                                            111,395        111,395
   General Partners                                                                              1,135          1,135

---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                           STATEMENT OF CASH FLOWS

                                                 (UNAUDITED)
                                                                         Nine Months             Nine Months
                                                                               Ended                   Ended
                                                                       September 30,           September 30,
                                                                                1997                    1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES:

   Net Income (Loss)                                                       $ 545,151              $  (12,042)
   Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided by Operating Activities -
   Purchase of Portfolio Investments                                        (450,008)               (767,615)
   Amortization of Deferred Organization Costs                                27,513                  27,512
   Decrease (Increase) in Accrued Interest Receivable                          1,322                  (1,186)
   Decrease in Prepaid Expense                                                 2,449                      --
   Increase in Accounts Payable and Accrued Expenses                          16,130                  10,684
   Interest Rollover into Investments                                         (2,466)                     --
   Sale of Portfolio Investments                                             759,511                      --
   Unrealized Gains on Portfolio Investments                                 (80,777)                     --
   Net Realized Gains on Sale of Portfolio Investments                      (511,898)                     --
                                                                           ---------              ----------
   Total Cash Provided (Used) by
   Operating Activities                                                      306,927                (742,647)

CASH FLOWS USED BY
FINANCING ACTIVITIES:

   Capital Distributions                                                    (562,650)                     --
                                                                           ---------              ----------

   Total Cash Used by Financing Activities                                  (562,650)                     --
                                                                           ---------              ----------

   Net Decrease in Cash and Cash Equivalents                                (255,723)               (742,647)

CASH AND EQUIVALENTS, beginning of year                                      540,528               1,399,026
                                                                           ---------              ----------

CASH AND EQUIVALENTS, end of year                                          $ 284,805              $  656,379
                                                                           =========              ==========

------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                          Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                                   (UNAUDITED)

                                                            Nine Months Ended September 30, 1997 and 1996

                                                     Limited Partners         General Partners            Totals
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                              $1,994,572                 $20,317              $2,014,889

Net Income (Loss)                                          (11,920)                   (122)                (12,042)
                                                        ----------                 -------              ----------

Balance, September 30, 1996                             $1,982,652                 $20,195              $2,002,847

==================================================================================================================

Balance, December 31, 1996                              $1,962,730                 $19,995              $1,982,725

Net Income                                                 539,699                   5,452                 545,151

Capital Distribution                                      (556,975)                 (5,675)               (562,650)
                                                        ----------                 -------              ----------

Balance, September 30, 1997                             $1,945,454                 $19,772              $1,965,226

==================================================================================================================

The accompanying notes are an integral part of these financial statements.


                         Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

      Community Investment Partners II, L.P. (CIP II) is a limited partnership which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management L.P., LLLP (Management) is the Managing General Partner of CIP II. Management is a Missouri limited liability limited partnership formed on October 10, 1989, as a limited partnership and registered as a limited liability limited partnership on July 23, 1997. Management is responsible for making all decisions regarding CIP II's investment portfolio and is not engaged in any other activities. CIP II pays CIP Management, L.P., LLLP a management fee based on 1.5% of CIP II's total assets.
      All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners.
Investments in securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period.
If no sale has taken place, the securities are valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker.

                         Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                       MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

      Net income for the three months ended September 30, 1997, was $145,278, compared to a net loss of $2,704 for the same period in 1996. Net income for the quarter ended September 30, 1997, consists primarily of unrealized gains on investments. FCOA Acquisition Corporation had a significant unrealized gain due to the increase in its share price. In addition, Computer Motion, Inc., participated in an initial public stock offering (IPO) and the Partnership's investment was converted to common stock. An unrealized gain on Computer Motion, Inc. was recorded, as the market value of the Partnership's investment increased.
      During the quarter, the Partnership received additional purchase price consideration of $1,476 related to the sale of the Houghton Acquisition Corporation (HAC) investment in January 1997, which resulted in an additional gain on the sale of investment. Also, the Computer Motion Inc. Term Note was paid off with interest.
      In addition, during the quarter, the Partnership's 8% Promissory Note plus accrued interest from Online Resources & Communications Corporation was converted into 1,525 shares of Series C Convertible Preferred Stock. The warrants that the Partnership held were exchanged for 20,327 warrants to purchase shares of the Company's common stock, exercisable at $3.00 per warrant, expiring May 30, 2002. The Series C Convertible Preferred Stock either will be converted to common stock when the company has an IPO of at least $30 million or redeemed for the greater of fair market value or $200 per share, at the earlier of a change in control or January 1, 2004.
      The Partnership invested $100,000 in Neocrin Company and received 50,000 shares of Series E Preferred Stock. Neocrin Company specializes in research and development of minimally invasive, encapsulated cellular transplants for the treatment of diabetes.
      Net loss for the quarter ended September 30, 1996, occurred as there were no sales of investments and expenses were greater than revenues generated from dividends and interest.
      Net income for the nine months ended September 30, 1997, was $545,151, compared to net loss of $12,042 for the same period in 1996. Net income for the nine months ended September 30, 1997, was primarily attributable to realized gains of $511,898 on the sale of investments. In addition, there was a net unrealized gain of $80,777 on investments. Computer Motion, Inc. participated in an IPO and an unrealized gain was recorded on the Partnership's investment. There was a small decrease in the share price of FCOA Acquisition Corporation since the beginning of the year, and an unrealized loss was recorded.
      Net loss for the nine months ended September 30, 1996, was attributable to expenses that were greater than revenues generated from dividends and interest.

                         Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      As of September 30, 1997, cumulative unrealized gains on the investments totaled $65,479.
      The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                         Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ending September 30, 1997:

                                                       Type of                                                   Realized
            Company                                  Investment                 Cost            Proceeds        Gain (Loss)
            -------                                  ----------               --------          --------        -----------
            PURCHASES:
            ---------
            Quarter 1:
            ---------
            Medical Device Alliance, Inc.                 Stock               $100,000          $     --          $     --

            Online Resources &
            Communications                      Promissory Note
            Corporation                              & Warrants                150,000                --                --
                                                                              --------          --------          --------
            Quarter 2:
            ---------
                                                       Series A
            Advanced UroScience, Inc.           Preferred Stock                100,000                --                --

            Computer Motion, Inc.                      Warrants                      8                --                --
                                                                              --------          --------          --------
            Quarter 3:
            ---------
                                                       Series E
            Neocrin Company                     Preferred Stock                100,000                --                --
                                                                              --------          --------          --------

                 Total Purchases                                              $450,008          $     --          $     --
                                                                              ========          ========          ========
            SALES:
            -----
            Quarter 1:
            ---------
                                             Class A Cumulative
            Houghton                       Redeemable Preferred
            Acquisition Corp.                             Stock               $200,013          $690,779<Fa>      $490,766
                                                                              --------          --------          --------
            Quarter 2:
            ---------
                                             Class A Cumulative
            Houghton                       Redeemable Preferred
            Acquisition Corp.                             Stock                     --            19,656<Fb>        19,656
                                                                              --------          --------          --------
            Quarter 3:
            ---------
                                             Class A Cumulative
            Houghton                       Redeemable Preferred
            Acquisition Corp.                             Stock                     --             1,476<Fb>         1,476

            Computer Motion, Inc.                     Term Note                125,000           125,000                --
                                                                              --------          --------          --------
                 Total Sales
                                                                              $325,013          $836,911          $511,898
                                                                              ========          ========          ========
(Cont'd on next page)

                         Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

<Fa>  Proceeds included $613,379 in cash, a $77,400 Convertible Promissory
Note and a $25,800 Promissory Note contingent upon the future income of HAC before interest, taxes, depreciation, amortization and corporate charges.
Due to the contingent nature of the $25,800 Promissory Note, a gain has not been recorded. This note has been recorded at an original cost of $0, and additional gain will be recorded if, or when, payments become due under terms of the Note.
<Fb>  Proceeds included additional purchase price consideration.


FINANCIAL CONDITION

     See Schedule of Portfolio Investments, page 4.

LIQUIDITY AND CAPITAL RESOURCES

      The partnership's total capital of $1,965,226 as of September 30, 1997, consisted of $1,945,454 in limited partner capital and $19,772 in general partner capital. Net income was allocated to the limited partners in the amount of $539,699 and to the general partners in the amount of $5,452. Distributions in the amount of $562,650 were made to unit holders. Of this amount, $556,975 went to limited partners and $5,675 went to general partners.
      The Partnership intends to invest its cash balances in a money market account. At September 30, 1997, $88,100 was invested in the money market account. This investment provides the Partnership with the liquidity necessary for investments as opportunities arise.

SUBSEQUENT EVENTS

      On October 14, 1997, the Partnership invested $100,000 in
BioSeparations, Inc. and received 50,000 shares of Series B Preferred Stock. BioSeparations, Inc. is developing automated instrumentation that can isolate and process cells for use in biotechnology, diagnostic, therapeutic, and clinical research applications.

                           Part II. OTHER INFORMATION

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

      The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

      (a) Exhibits
      None

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     COMMUNITY INVESTMENT PARTNERS II, L.P.

             By: CIP Management, L.P., LLLP, Managing General Partner
             By: CIP Management, Inc., Its Managing General Partner





/s/ Daniel A. Burkhardt       President, Treasurer
    -----------------------       and Director
    Daniel A. Burkhardt                                       November 12, 1997




/s/ Ray L. Robbins            Vice-President
    -----------------------       and Director                November 12, 1997
    Ray L. Robbins