Form 10-K
period 1997-12-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1998-03-26
CIK 887499

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997      Commission file number 0-20213
                          -----------------                             -------

                    COMMUNITY INVESTMENT PARTNERS II, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             MISSOURI                                      43-1609351
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)


    201 Progress Parkway
    Maryland Heights, Missouri                              63043
-------------------------------------------------------------------------------
(Address and principal executive office)                 (Zip Code)


Registrant's telephone number, including area code       (314) 515-2000
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X      NO
                                                     ---        ---

As of March 15, 1998, 90,404 units of limited partnership interest (Units), representing net assets of $1,485,338 were held by non-affiliates. There is no established public market for such Units.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated November 4, 1992, filed with the Securities and Exchange Commission are incorporated by reference in
Part I, Part II and Part III hereof.

                           COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     TABLE OF CONTENTS
PART I                                                                                 Page
                                                                                       ----
   Item 1.     Business                                                                  4

   Item 2.     Properties                                                                6

   Item 3.     Legal Proceeding                                                          6

   Item 4.     Submission of Matters to a Vote of Security Holders                       6

PART II

   Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters                                                      7

   Item 6.     Selected Financial Data                                                   8

   Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                      9

   Item 8.     Index to Financial Statements and Supplementary Financial Data           11

   Item 9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                                  27

PART III

   Item 10.    Directors and Executive Officers of the Registrant                       28

   Item 11.    Executive Compensation                                                   29

   Item 12.    Security Ownership of Certain Beneficial Owners and
                Management                                                              29

   Item 13.    Certain Relationships and Related Transactions                           30

PART IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                                31

SIGNATURES                                                                              32

INDEX TO EXHIBITS                                                                       33


                                    PART I

Item 1.   BUSINESS

          Community Investment Partners II, L.P. (the "Partnership") was formed to seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership will not engage in any other business or activity. The Partnership will dissolve on December 31, 2007, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

          The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act.

          The Partnership was formed on May 8, 1992, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership formed on October 10, 1989 as a limited partnership and registered as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P., LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

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

          The information set forth under the captions "Investment Objectives & Policies" and "Regulation" in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

Risks of Unit Ownership

          The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies. Therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

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

          Portfolio companies may require additional funds. There can be no assurance that the Partnership will have sufficient funds from reserves or borrowing to make such follow-on investments which may have a substantial negative impact on a portfolio company in need of additional funds.

          All decisions with respect to the management of the Partnership, including identifying and making portfolio investments, are made exclusively by the General Partners. Limited Partners must rely on the abilities of the General Partners. The key personnel of the Managing General Partner have considerable prior experience in investment banking and in structuring investments. In addition, they have prior experience in the operation of Community Investment Partners, L.P., a business development company with a similar investment strategy.

          Ownership of the Units also entails risk because Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason due to the substantial restrictions on transfers contained in the Partnership Agreement and the lack of a market for the resale of Units.

          The information set forth under the captions "Risk and Other Important Factors" (including the subsections "Risks of Investment," "Size of Partnership," "Ability to Invest Funds," "Time Required to Maturity of Investments; Illiquidity of Investments," "Need for Follow-on Investments," "Use of Leverage," "Unspecified Investments," "Reliance on Management," "New Business," "No Market for Units" and "Federal Income Tax Considerations") on pages 9 through 14 of the Prospectus of Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 on November 4, 1992, is incorporated herein by this reference. (This information has been restated herein pursuant to section 64(b) of the Investment Company Act of 1940).

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

Item 2.   PROPERTIES

          The Partnership does not own or lease any physical properties.

Item 3.   LEGAL PROCEEDINGS

          The Partnership is not a party to any material pending legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the period covered by this report.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

               There is no established public trading market for the Limited Partnership interests. As of March 15, 1998, the total number of holders of units is 131. The number of limited partnership units outstanding is 111,395. The number of general partnership units outstanding is 1,135 as of March 15, 1998.

               The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

      BALANCE SHEET:
                                                                            As of
                                                                         December 31,
                                      --------------------------------------------------------------------------------

                                         1997              1996              1995              1994            1993
                                      ----------        ----------        ----------        ----------      ----------
   Net Assets                         $1,848,895        $1,982,725        $2,014,889        $2,645,511      $1,355,231

   Portfolio
   Investments at
   Fair Value                         $1,733,229        $1,397,330        $  545,013        $1,000,013      $  500,013


      INCOME STATEMENT:
                                                                      For the Year Ended
                                                                         December 31,
                                       ------------------------------------------------------------------------------

                                         1997              1996              1995              1994            1993
                                       --------          --------         ---------          --------        --------
   Net Income (Loss)                   $437,384          $(16,866)        $(630,622)         $(86,345)       $(48,394)
   before Unrealized
   Losses

   Unrealized Losses                     (8,564)          (15,298)                -                 -               -


   Net Income (Loss)                    428,820           (32,164)         (630,622)          (86,345)        (48,394)

   Per Unit of
   Partnership Interest:

   Net Asset Value                     $  16.43          $  17.62         $   17.91          $  23.50        $  12.04


   Net Income (Loss)                       3.89              (.15)            (5.60)             (.77)           (.43)
   before Unrealized
   Losses

   Unrealized Losses                       (.08)             (.14)                -                 -               -

   Net Income (Loss)                       3.81              (.29)            (5.60)             (.77)           (.43)



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        (FISCAL YEAR 1997 VERSUS 1996)

          Net income for the year ended December 31, 1997, was $428,820, compared to a net loss of $32,164 in 1996. The increase in net income is mainly attributable to realized gains of $511,973 from the sale of 2,000 shares of Class A Cumulative Redeemable Preferred Stock of Houghton Acquisition Corporation as outlined in Note 6 to the financial statements. For 1997, there was a net unrealized loss on investments of $8,564 due to the unrealized loss recorded for FCOA Acquisition Corporation when the share price decreased. This unrealized loss was offset by unrealized gains recorded for Computer Motion, Inc., which participated in an initial public offering during the year. Income also was derived from dividends and interest. However, dividend and interest income decreased approximately $48,600, or 58%, from the prior year, due to a smaller amount of cash funds invested in certificates of deposit and money market funds. The cash was used to make several investments which are outlined in the Schedule of Portfolio Investments and the schedule of investment transactions included in
Note 6 to the financial statements. Expenses increased approximately $9,200, or 9%, from the prior year due to higher legal and trustee fees.

          The Partnership made a distribution of $5 per unit during 1997.

          As of December 31, 1997, unrealized losses on investments totaled $23,862. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                        (FISCAL YEAR 1996 VERSUS 1995)

          Net loss for the year ended December 31, 1996, was $32,164, compared to a net loss of $630,622 for 1995. Income was derived from dividend income on portfolio investments and interest income from certificates of deposit. The majority of the reduced net loss incurred during 1996 is due primarily to an investment in West End Soda Brew of $600,000, which was written off in 1995. In addition, the Partnership had lower interest income of $15,212, due to cash being used to purchase investments throughout 1996. Dividend income increased $18,979 due to the increased level of investments. During the year, the Partnership made several investments as outlined in the Schedule of Portfolio Investments.
One such investment, FCOA Acquisition Corp., participated in an initial public stock offering on December 13, 1996. The initial public offering price was $9 per share, and the stock trades on the NASDAQ under the ticker symbol FCPY. As of December 31, 1996, an unrealized loss of $15,298 has been recorded for the FCOA Acquisition Corporation investment. Expenses decreased by $9,989, from $110,490 in 1995 to $100,501 in 1996. The decrease is primarily related to lower professional fees. The future income or loss of the Partnership is contingent upon the performance of current and future investments.

SUBSEQUENT EVENTS

          The Partnership received a principal payment of $51,600, due January 2, 1998, for the 8% Convertible Promissory Note from Hawk
Corporation. This related to the prior sale of the Partnership's investment in Houghton Acquisition Corporation. In addition, $1,582 was received for interest accrued for the fourth quarter of 1997 on this Note.

LIQUIDITY AND CAPITAL RESOURCES

          Total capital for the Partnership as of December 31, 1997, was $1,848,895. This consisted of $1,830,287 in Limited Partner capital and $18,608 in General Partner capital.

          Net income of $428,820 for 1997 was allocated in the amount of $424,532 to the Limited Partners and in the amount of $4,288 to the General Partners.

          The Partnership is actively reviewing potential portfolio investments. Until the Partnership finishes investing in portfolio investments, it intends to invest its cash balances in a money market account. At December 31, 1997, $90,000 was invested in the money market account. Due to their short term nature, such investments provide the Partnership with the liquidity necessary for investments as opportunities arise.

Item 8.   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                    Page
                                                                    ----
      Report of Independent Accountants                               12

      Balance Sheet as of December 31, 1997 and 1996                  13

      Schedule of Portfolio Investments as of
        December 31, 1997 and 1996.                                   14

      Income Statement for the Years Ended
        December 31, 1997, 1996, and 1995.                            19

      Statement of Changes in Partnership Capital for the
        Years Ended December 31, 1997, 1996 and 1995.                 20

      Statement of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995.                             21

      Notes to Financial Statements.                                  22

Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners II, L.P.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Community Investment Partners II, L.P. (the "Partnership") at December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its Partnership Capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1997, provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include securities valued at $1,382,233 (75 percent of net assets), whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



PRICE WATERHOUSE LLP

St. Louis, Missouri
March 9, 1998

                           COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       BALANCE SHEET
                                           ASSETS
                                           ------
                                                                      December 31,
                                                                 1997              1996
                                                              ----------        ----------
Investments at Fair Value (Note 3)
  (cost $1,757,091 and $1,412,628, respectively)              $1,733,229        $1,397,330
Cash and Cash Equivalents                                        112,496           540,528
Deferred Organizational Costs, net (Note 3)                            -            36,683
Accrued Interest and Dividends Receivable                         18,974            17,835
Prepaid Expenses                                                       -             2,449
                                                              ----------        ----------

     TOTAL ASSETS                                             $1,864,699        $1,994,825
                                                              ==========        ==========

                            LIABILITIES AND PARTNERSHIP CAPITAL
                            -----------------------------------
                                                                      December 31,
                                                                 1997              1996
                                                              ----------        ----------
Liabilities:

Accounts Payable and Accrued Expenses                         $   15,804        $   12,100
                                                              ----------        ----------

     TOTAL LIABILITIES                                            15,804            12,100
                                                              ----------        ----------
Partnership Capital:

Capital - Limited Partners                                     1,830,287         1,962,730
Capital - General Partners                                        18,608            19,995

                                                              ----------        ----------

     TOTAL  PARTNERSHIP  CAPITAL                               1,848,895         1,982,725

                                                              ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                        $1,864,699        $1,994,825
                                                              ==========        ==========




                    The accompanying notes are an integral
                      part of these financial statements.

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF DECEMBER 31, 1997

Company                       Nature of Business                                                        Fair Value
Initial Investment Date       Investment                                           Cost                  (Note 3)

------------------------------------------------------------------------------------------------------------------
Hawk Corporation              Designs, engineers, manufactures,
(Houghton Acquisition         and markets friction products and precision
Corporation)                  engineered components

   January 2, 1997            8% Convertible Promissory Note,
                              due 1/2/99                                        $   77,400              $   77,400

                              8% Contingent EBITDA Promissory
                              Note, due 4/30/00                                          0                       0

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

Computer Motion, Inc.         Develops and supplies medical robotics

   June 26, 1997              40,948 warrants to purchase
                              common stock, exercisable
                              at $4.569 per warrant through
                              5/2/03                                                     8                       8

   August 12, 1997            16,208 shares of Common Stock                        124,993                 170,184
                              16,209 warrants to purchase
                              common stock, exercisable
                              at $7.712 per warrant,
                              through 12/31/03                                         250                     250

FCOA Acquisition              A chain of greeting card/
Corporation                   party stores which offer
(d/b/a Factory Card           a full line of products at
Outlet)                       everyday value prices

   July 30, 1996              26,063 Common Shares                                 249,865                 180,812



                                       The accompanying notes are an integral
                                        part of these financial statements.



                                       COMMUNITY INVESTMENT PARTNERS II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                              AS OF DECEMBER 31, 1997

Company                       Nature of Business                                                        Fair Value
Initial Investment Date       Investment                                           Cost                  (Note 3)

------------------------------------------------------------------------------------------------------------------
Permalok Corporation          Develops and sells steel
                              pipe joining system to the
                              domestic underground
                              utility construction industry

   September 24, 1996         25,000 shares of Convertible
                              Preferred Stock                                   $  200,000              $  200,000

Stereotaxis, Inc.             Develops and markets a system
                              by which surgery can be conducted
                              remotely using computer
                              controlled magnets

   December 30, 1996          138,889 shares of Preferred Stock                    100,000                 100,000

   November 12, 1997          10% Convertible Promissory                            39,609                  39,609
                              Note, due 10/31/02

Medical Device                Specializes in the development,
Alliance, Inc,                manufacture and marketing of devices
                              for ultrasound-assisted lipoplasty

   January 24, 1997           20,000 shares of Common Stock                        100,000                 100,000

Online Resources &            Provides a variety of inter-
Communications                active banking and financial
Corporation                   services to end-users and
                              corporate customers in the
                              banking and financial
                              services industry

   March 17, 1997             1,525 shares of Series C
                              Convertible Preferred Stock                          152,466                 152,466

                              Warrants to purchase
                              20,327 shares of Common
                              Stock at $3.00 per warrant,
                              expiring 6/1/02                                            0                       0


                                       The accompanying notes are an integral
                                        part of these financial statements.



                                       COMMUNITY INVESTMENT PARTNERS II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                              AS OF DECEMBER 31, 1997

Company                       Nature of Business                                                        Fair Value
Initial Investment Date       Investment                                           Cost                  (Note 3)

------------------------------------------------------------------------------------------------------------------
Advanced UroScience,          Developing Acyst, an injectable
Inc.                          bulking agent, for the treatment
                              of stress urinary incontinence.

   April 7, 1997              25,000 shares of Series A
                              Preferred Stock                                   $  100,000              $  100,000

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

BioSeparations, Inc.          Develops automated
                              instrumentation that can
                              isolate and process cells for
                              use in biotechnology,
                              diagnostic, therapeutic, and
                              clinical research applications

   October 14, 1997           50,000 shares of Series B
                              Preferred Stock                                      100,000                 100,000
                              Warrant to purchase 9,091
                              shares of Common Stock
                              at $1.10 per share, through
                              10/15/02                                                   -                       -
                              Warrant to purchase 50,000
                              shares of Series B Preferred Stock
                              at $0.20 per share, through 1/31/01                        -                       -
                                                                                ----------              ----------

                                                                                $1,757,091              $1,733,229
                                                                                ==========              ==========



                                       The accompanying notes are an integral
                                        part of these financial statements.


                                       COMMUNITY INVESTMENT PARTNERS II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF DECEMBER 31, 1996

Company                       Nature of Business                                                        Fair Value
Initial Investment Date       Investment                                           Cost                  (Note 3)

------------------------------------------------------------------------------------------------------------------
Houghton Acquisition          Organized for the purpose of
Corporation                   acquiring Hutchinson Foundry
                              Products, Inc.

   March 10, 1993             2,000 shares of Class A
                              cumulative redeemable Preferred
                              Stock                                             $  200,013              $  200,013

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

   July 30, 1996              26,063 Common Shares                                 249,865                 234,567



                                       The accompanying notes are an integral
                                        part of these financial statements.




                                       COMMUNITY INVESTMENT PARTNERS II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd.)
                                              AS OF DECEMBER 31, 1996

Company                       Nature of Business                                                        Fair Value
Initial Investment Date       Investment                                           Cost                  (Note 3)

------------------------------------------------------------------------------------------------------------------

Permalok Corporation          Develops and sells steel
                              pipe joining system to the
                              domestic underground
                              utility construction industry

   September 24, 1996         25,000 shares of Convertible
                              Preferred Stock                                   $  200,000              $  200,000

Stereotaxis, Inc.             Develops and markets a system
                              by which surgery can be conducted
                              remotely using computer
                              controlled magnets

   December 30, 1996          138,889 shares of Preferred Stock                    100,000                 100,000
                                                                                ----------              ----------

                                                                                $1,412,628              $1,397,330
                                                                                ==========              ==========





                                       The accompanying notes are an integral
                                        part of these financial statements.

                           COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     INCOME  STATEMENT

                                                              For the Year Ended
                                                                 December 31,
                                                      1997           1996           1995
                                                    --------       --------      ---------

                                           INCOME
                                           ------
Interest and Dividend Income                        $ 35,075       $ 83,635      $  79,868
Net Realized Gain (Loss) on Sale of
Investments (Note 6)                                 511,973              -       (600,000)

                                                    --------       --------      ---------

     TOTAL INCOME (LOSS)                             547,048         83,635       (520,132)

                                                    --------       --------      ---------


                                          EXPENSES
                                          --------

Management Fees (Note 5)                              28,851         30,496         30,918
Amortization of Deferred
  Organization Costs (Note 3)                         36,683         36,684         36,683
Professional Fees                                     31,106         19,898         29,540
Independent General Partners' Fees                    12,000         12,000         12,000
Other                                                  1,024          1,423          1,349

                                                    --------       --------      ---------

     TOTAL EXPENSES                                  109,664        100,501        110,490

                                                    --------       --------      ---------
Net Income (Loss) before
  Unrealized Losses                                  437,384        (16,866)      (630,622)

Net Unrealized Losses
  on Investments                                      (8,564)       (15,298)             -

                                                    --------       --------      ---------

     NET INCOME (LOSS)                              $428,820       $(32,164)     $(630,622)
                                                    ========       ========      =========


                           The accompanying notes are an integral
                            part of these financial statements.


                                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                                            STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL

                                      For the Years Ended December 31, 1997, 1996 and 1995
                                      ----------------------------------------------------

                                              Limited         General
                                             Partners        Partners       Total
                                            ----------       --------     ----------
Balance, December 31, 1994                  $2,618,888        $26,623     $2,645,511

Net loss                                      (624,316)        (6,306)      (630,622)

                                            ----------        -------     ----------

Balance, December 31, 1995                  $1,994,572        $20,317     $2,014,889

Net loss                                       (31,842)          (322)       (32,164)

                                            ----------        -------     ----------

Balance, December 31, 1996                  $1,962,730        $19,995     $1,982,725

Distribution                                  (556,975)        (5,675)      (562,650)

Net Income                                     424,532          4,288        428,820

                                            ----------        -------     ----------

Balance,  December 31, 1997                 $1,830,287        $18,608     $1,848,895

                                            ==========        =======     ==========





                           The accompanying notes are an integral
                            part of these financial statements.


                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                                      STATEMENT OF CASH FLOWS
                                                                For the Year Ended December 31,
                                                               1997          1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED (USED) FOR
OPERATING ACTIVITIES:
   Net Income (Loss)                                        $ 428,820     $  (32,164)    $ (630,622)
   Adjustments to Reconcile
     Net Income (Loss)  to Net Cash
     Provided by Operating
     Activities:
   Amortization of Deferred
     Organization Costs                                        36,683         36,683         36,683
   Purchase of Portfolio Investments                         (592,083)      (867,615)      (145,000)
   Net Realized (Gain) Loss on Sale/                                               -
     Liquidation of Portfolio Investment                     (511,973)             -        600,000
   Unrealized Losses on
     Portfolio Investments                                      8,564         15,298              -
   Increase in Accrued Interest Receivable                     (1,139)        (8,251)        (2,206)
   Increase in Accounts
     Payable and Accrued Expenses                               3,704              -          7,000
   Decrease (Increase) in Prepaid Expense                       2,449         (2,449)             -
   Sale of Portfolio Investments                              759,593              -              -

                                                            ---------     ----------     ----------
Total Cash Provided (Used) for Operating
     Activities                                               134,618       (858,498)      (134,145)


CASH FLOWS USED  BY
FINANCING ACTIVITIES:
   Capital Distributions                                     (562,650)             -              -

                                                            ---------     ----------     ----------
     Total Cash Used by
     Financing Activities                                    (562,650)             -              -

                                                            ---------     ----------     ----------
   Net Decrease in
   Cash and Cash Equivalents                                 (428,032)      (858,498)      (134,145)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                          540,528      1,399,026      1,533,171

                                                            ---------     ----------     ----------

   End of year                                              $ 112,496     $  540,528     $1,399,026

                                                            =========     ==========     ==========




                               The accompanying notes are an integral
                                part of these financial statements.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

      Partnership Organization
      ------------------------

      Community Investment Partners II, L.P. (the "Partnership") was formed on May 8, 1992, under the Revised Uniform Limited Partnership Act of Missouri. CIP Management, L.P., LLLP, the Managing General Partner, is a Missouri limited liability limited partnership formed on October 10, 1989 as a limited partnership and registered as a limited liability limited partnership on July 23, 1997. The general partner of CIP Management, L.P.,LLLP is CIP Management, Inc., an indirect subsidiary of Edward D. Jones & Co., L.P.

      Business
      --------

      The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the Partnership is required to invest at least 70% of its assets in qualifying investments as specified in the Investment Company Act. The Managing General Partner is responsible for making the Partnership's investment decisions.

      The Partnership will seek long-term capital appreciation by making investments in companies and other special investment situations. The Partnership is not permitted to engage in any other business or activity. The Partnership will dissolve on December 31, 2007, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

      Risk of Ownership
      -----------------

      The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment would have a material adverse effect on the Partnership.

2.    ALLOCATION OF PARTNERSHIP PROFITS AND LOSSES

      Generally, profits will be allocated 99% to the Limited Partners and 1% to the General Partners until the Partners' Capital Accounts equal their undistributed Capital Contributions. Thereafter, profits will be allocated 90% to the Limited Partners and 10% to the General Partners in an amount sufficient to cause their Capital Accounts to equal an amount equal to (i) two times their Capital Contributions less (ii) cumulative distributions pursuant to paragraph 4.1 and paragraph 9.2.2 of the Partnership Agreement, at which time profits will be allocated 80% to the Limited Partners and 20% to the General Partners.

      Generally, losses will be allocated 99% to the Limited Partners and 1% to the General Partners; provided, however, that losses will be allocated 80% to the Limited Partners and 20% to the General Partners to the extent of any prior allocation of profits which were made to the Partners on an 80%/20% basis. Next, losses will be allocated 90% to the Limited Partners and 10% to the General Partners to the extent any prior allocations of profits were made to the Partners on an 90%/10% basis. Thereafter, losses, if any, will be allocated to those Partners who bear the economic risk of loss.

      Partners should refer to the partnership agreement for more specific information.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents
      -------------------------

      All short-term investments with original maturities of three months or less are considered to be cash equivalents.

      Investment Transactions
      -----------------------

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

      Use of Estimates
      ----------------

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

      Organizational Costs
      --------------------

      Organizational costs were amortized over a sixty-month period. As of December 31, 1997, the organizational costs were fully amortized.

      Income Taxes
      ------------

      Income taxes have not been provided for as the Partnership is a limited partnership and each partner is liable for its own tax payments. Allocation of Partnership profits and losses for tax purposes is based upon taxable income which may differ from net income for financial reporting primarily due to differences between book and tax accounting for portfolio investments.

      Distributions
      -------------

      When excess cash, if any, becomes available, it is the Partnership's intent to make distributions. All distributions are subject to the sole discretion of the Managing General Partner and the Independent General Partners.



4.    PER UNIT INFORMATION

      There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                                  For the Year Ended December 31,
                                                1997           1996           1995
------------------------------------------------------------------------------------
Number of unit holders                             131            131            131

Limited partnership units                      111,395        111,395        111,395

General partnership units                        1,135          1,135          1,135
                                              --------       --------       --------

Total units outstanding                        112,530        112,530        112,530
                                              ========       ========       ========

Net asset value per unit                      $  16.43       $  17.62       $  17.91
                                              ========       ========       ========

Net income (loss) per unit                    $   3.81       $   (.29)      $  (5.60)
                                              ========       ========       ========

5.    RELATED PARTY TRANSACTIONS

      The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, whose value is not reflected in the accompanying financial statements.

      The Managing General Partner performs management and administrative services for the operation of the Partnership. The Managing General Partner is paid an annual management fee of 1.5% of total assets. This fee for 1997 was $28,851.

      The Partnership may place its General Partners on Boards of Directors of portfolio companies.

      The Managing General Partner and the Independent General Partners of the Partnership are also the managing general partner and independent general partners, respectively, of Community Investment Partners, L.P., a business development company.

      Additionally, the Managing General Partner is the managing general partner of Community Investment Partners III L.P., LLLP, another business development company.

6.    INVESTMENT TRANSACTIONS

      Following is a summary of portfolio investment transactions during the years ended December 31, 1997, 1996, and 1995 respectively.

For the year ended December 31, 1997:
-------------------------------------

                                            Type of                                                    Realized
      Company                             Investment                  Cost            Proceeds        Gain (Loss)
      -------                             ----------                  ----            --------        -----------
      Purchases:
      ---------
      Medical Device
      Alliance, Inc.                    Common Stock                $100,000

      Online Resources &
      Communications                 Promissory Note
      Corporation                         & Warrants                 152,466

                                            Series A
      Advanced UroScience, Inc.      Preferred Stock                 100,000

      Computer Motion, Inc.                 Warrants                       8

                                            Series E
      Neocrin Company                Preferred Stock                 100,000


      BioSeparations, Inc.                  Series B
                                     Preferred Stock
                                          & Warrants                 100,000

      Stereotaxis, Inc.                  Convertible
                                     Promissory Note                  39,609

                                                                    --------

         Total Purchases                                            $592,083

                                                                    ========
      Sales:
      -----
                                  Class A Cumulative
      Houghton                  Redeemable Preferred
      Acquisition Corp.                        Stock                $200,013          $711,986<Fa>      $511,973

      Computer Motion, Inc.                Term Note                 125,000           125,000                 -


      Computer Motion, Inc.        Fractional Shares
                                        Common Stock                       7                 7                 -
                                                                    --------          --------          --------

         Total Sales                                                $325,020          $836,993          $511,973
                                                                    ========          ========          ========


<Fa> Proceeds included $634,586 in cash and a $77,400 8% Convertible
Promissory Note due 1/2/99. A $25,800 Promissory Note contingent upon the future income of HAC before interest, taxes, depreciation, amortization and corporate charges was also received as consideration. Due to the contingent nature of the $25,800 Promissory Note, a gain has not been recorded. This note has been recorded at an original cost of $0, and additional gain will be recorded if, or when, payments become due under terms of the Note.

For the year ended December 31, 1996:
-------------------------------------

                                            Type of                                                    Realized
      Company                             Investment                  Cost            Proceeds        Gain (Loss)
      -------                             ----------                  ----            --------        -----------
      Purchases:
      ---------
      Global Surgical                Promissory Note                $ 67,500
      Corporation

      Computer Motion, Inc.               Term Note,
                                     Preferred Stock
                                          & Warrants                 250,250

      Factory Card Outlet               Common Stock                 249,865

                                         Convertible
      Permalok Corporation           Preferred Stock                 200,000

      Stereotaxis, Inc.              Preferred Stock                 100,000

                                                                    --------

         Total Purchases                                            $867,615

                                                                    ========

For the year ended December 31, 1995:
-------------------------------------

                                            Type of                                                    Realized
      Company                             Investment                  Cost            Proceeds        Gain (Loss)
      -------                             ----------                  ----            --------        -----------
      Purchases:
      ---------
      West End Soda Brew, LP                 Limited
                                         Partnership
                                            Interest                $100,000

      Global Surgical                Promissory Note                  45,000
      Corporation
                                                                    --------

         Total Purchases                                            $145,000

                                                                    ========

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES
          None

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There are two Independent General Partners and one Managing General Partner of the Partnership. These Independent General Partners and the Managing General Partner are responsible for the management and administration of the Partnership. The General Partners are "interested persons" of the Partnership as defined by the Investment Company Act of 1940, but the Partnership has obtained an exemptive order from the Securities and Exchange Commission permitting them to be considered disinterested persons. The Independent General Partners provide overall guidance and supervision with respect to the operation of the Partnership and perform the various duties imposed on the directors of a business development company by the Investment Company Act of 1940. In addition to general fiduciary duties, the Independent General Partners supervise the management and underwriting arrangement of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and transactions with affiliates.

Specific Information regarding the Independent General Partners:

          Tommy L. Gleason, Jr., 52, has been an Independent General Partner of the Partnership since May 1992. He is also an independent general partner of Community Investment Partners, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 2,026 Units.

          E. Stanley Kroenke, 50, has served as an Independent General Partner of the Partnership since May 1992. He is also an independent general partner of Community Investment Partners, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers as well as apartment projects around the country. Mr. Kroenke is co-owner and vice chairman of the St. Louis Rams National Football League franchise. He also serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; Boone County National Bank, Columbia, Missouri; and the Strategic Development Board of the University of Missouri School of Business, Columbia, Missouri. He serves as a trustee of the College of the Ozarks in Point Lookout, Missouri, as well as chairman of their real estate committee. Mr. Kroenke owns 5,633 Units.

          CIP Management, L.P., LLLP (the "Managing General Partner") is the Managing General Partner of Community Investment Partners II, L.P. The Managing General Partner is also managing general partner of Community Investment Partners, L.P. and Community Investment Partners III L.P., LLLP, business development companies. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management, Inc. are as follows:

          Daniel A. Burkhardt, 50, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P.,LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of Essex County Gas Company, St. Joseph Light & Power Co., SEMCO Energy, Inc. and Mid-America Realty Investment, Inc. Mr. Burkhardt is the beneficial owner of 4,052 Units.

          Ray A. Robbins, Jr., 53, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is a beneficial owner of 3,242 Units.

          Marilyn A. Gaffney, 39, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.P., LLP, the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 405 Units.

Item 11.  EXECUTIVE COMPENSATION

          The information set forth under the caption "Partnership Distributions and Allocations" in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information concerning the security ownership of the Independent General Partners and the Officers and Directors of CIP Managements, Inc., described in Item 10, is herein incorporated by reference.

          As of March 15, 1998, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                                              Amount of
                                              Beneficial             % of Limited
          Name                            Ownership of Units      Partnership Capital
          ----                            ------------------      -------------------
          Richard P. Kiphart                    10,131                   9.09%
          EDJ Ventures Ltd.                      5,633                   5.06%
          E. Stanley Kroenke                     5,633                   5.06%

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

          1.   Financial Statements:
               --------------------

                  See Index to Financial Statements and Supplementary Data contained in Item 8 of this Form 10-K.

          2.   Financial Statement Schedules:
               -----------------------------

                  All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

          3.   Exhibits:
               --------

               (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 4, 1992.

               (4)   Form of Unit Certificate.<F*>

               (10) Management Agreement dated November 4, 1992, between the Partnership and CIP Management, L.P., LLLP.<F**>

               (28) Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933.<F**>

[FN]
               <F*>  Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

               <F**> Incorporated by reference to the Partnership's
                     Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933.

    b. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

    c.    Exhibits filed as part of this report are included in Item (14)
          (a)(3) above.

    d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 1998.

                                  Community Investment Partners II, L.P.
                                  By:  CIP Management, L.P.,LLLP, its
                                       Managing General Partner

                                       By:  CIP Management, Inc., its
                                            Managing General Partner



                                       /s/  Daniel A. Burkhardt, President
                                       -----------------------------------
                                       By:  Daniel A. Burkhardt, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Daniel A. Burkhardt
------------------------------                  General Partner of CIP Management
    Daniel A. Burkhardt                         L.P., LLLP,  President, Treasurer and
                                                Director of CIP Management, Inc.


/s/ Ray L. Robbins
------------------------------                  Vice President and Director of CIP
    Ray L. Robbins                              Management, Inc.



/s/ Tommy L. Gleason, Jr.
------------------------------                  Individual General Partner,
    Tommy L. Gleason, Jr.                       Community Investment Partners II, L.P.



/s/ E. Stanley Kroenke
------------------------------                  Individual General Partner,
    E. Stanley Kroenke                          Community Investment Partners II, L.P.


                               INDEX TO EXHIBITS

Exhibit
Number                    Description of Exhibit                      Page
------                    ----------------------                      ----
(3)               Amended and Restated Certificate and
                  Agreement of Limited Partnership dated
                  as of November 4, 1992                              <F*>

(4)               Form of Unit Certificate                            <F*>

(10)              Management Agreement dated November 4, 1992,
                  between the Partnership and CIP Management,
                  L.P., LLLP                                          <F*>

(28)              Prospectus of the Partnership dated November 4,
                  1992, filed with the Securities and Exchange
                  Commission in connection with Registration
                  Statement No. 33-47917 on Form N-2 under the
                  Securities Act of 1933                              <F*>



--------------------
<F*>Incorporated by reference