Form 10-Q
period 1998-03-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1998-05-13
CIK 887499

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1998    Commission file number 0-18042


                    COMMUNITY INVESTMENT PARTNERS II, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            MISSOURI                                       43-1609351
--------------------------------------------------------------------------------
            (State or other jurisdiction of               (IRS Employer
            incorporation or organization)             Identification No.)

            12555 Manchester Road
            St. Louis, Missouri                               63131
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code       (314) 515-2000
                                                        -----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                    ---    ---

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     INDEX


                                                                          Page
                                                                         Number
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet                                                    3
            Schedule of Portfolio Investments                                4
            Income Statement                                                 8
            Statement of Cash Flows                                          9
            Statement of Changes in Partnership Capital                     10
            Notes to Financial Statements                                   11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           12

Part II.    OTHER INFORMATION  <F*>

Item 1.     Legal Proceedings                                               14

Item 6.     Exhibits and Reports on Form 8-K                                14

            Signatures                                                      15

<F*>        Items 2,3,4 and 5 are omitted as they are not applicable

                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                                      BALANCE SHEET
                                                       (UNAUDITED)

                                                                                       March 31,      December 31,
                                                                                         1998             1997
------------------------------------------------------------------------------------------------------------------
                                           ASSETS
                                           ------

Investments at Fair Value
   (cost $1,705,491 and $1,757,091, respectively)                                     $1,801,773        $1,733,229
Cash and Cash Equivalents                                                                162,108           112,496
Accrued Interest and Dividends Receivable                                                 20,902            18,974
                                                                                      ----------        ----------
   TOTAL ASSETS                                                                       $1,984,783        $1,864,699
                                                                                      ==========        ==========

                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                                                 $   24,058        $   15,804
                                                                                      ----------        ----------
   TOTAL LIABILITIES                                                                      24,058            15,804
                                                                                      ----------        ----------
Partnership Capital:

Capital - Limited Partners                                                             1,940,999         1,830,287
Capital - General Partners                                                                19,726            18,608
                                                                                      ----------        ----------

   TOTAL PARTNERSHIP CAPITAL                                                           1,960,725         1,848,895
                                                                                      ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                                                $1,984,783        $1,864,699
                                                                                      ==========        ==========

------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                            SCHEDULE OF PORTFOLIO INVESTMENTS

--------------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                                  Fair Value
Initial Investment Date             Investment                                            Cost        March 31, 1998
--------------------------------------------------------------------------------------------------------------------
HAWK CORPORATION                    Designs, engineers, manufactures,
(Houghton Acquisition               and markets friction products and precision
Corporation)                        engineered components

            January 2, 1997         8% Convertible Promissory Note,
                                    due 1/2/99                                        $   25,800        $   25,800

                                    8% Contingent EBITDA Promissory
                                    Note, due 4/30/00                                          0                 0

GLOBAL SURGICAL                     Formed to acquire the Urban Microscope
CORPORATION                         Division and the Surgical Mechanical
                                    Research subsidiary of Storz Medical

            January 31, 1994        3,000 shares of Common Stock                         300,000           300,000
            June 30, 1995           7% Promissory Note, due 6/29/00                       45,000            45,000
            January 26, 1996        7% Promissory Note, due 1/25/01                       67,500            67,500

COMPUTER MOTION, INC.               Develops and supplies medical robotics
(RBOT)

            June 26, 1997           40,948 warrants to purchase
                                    common stock, exercisable at
                                    $4.569 per warrant through 5/2/03                          8                 8

            August 12, 1997         16,208 shares of Common Stock                        124,993           168,158

                                    16,209 warrants to purchase
                                    common stock, exercisable at
                                    $7.712 per warrant, through 12/31/03                     250               250

FCOA ACQUISITION                    A chain of greeting card/
CORPORATION                         party stores which offer
(d/b/a Factory Card                 a full line of products at
Outlet) (FCPY)                      everyday value prices

            July 30, 1996           26,063 Common Shares                                 249,865           302,982

--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)

--------------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                                  Fair Value
Initial Investment Date             Investment                                           Cost         March 31, 1998
--------------------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION                Develops and sells steel pipe joining
                                    system to the domestic underground utility
                                    construction industry

            September 24, 1996      25,000 shares of Convertible
                                    Preferred Stock                                   $  200,000        $  200,000

                                    Warrant to purchase 25,000 shares
                                    of Convertible Preferred Stock,
                                    exercisable at $9.60 per share,
                                    through 7/31/03

STEREOTAXIS, INC.                   Develops and markets a system by which
                                    surgery can be conducted remotely using
                                    computer controlled magnets

            December 30, 1996       138,889 shares of Series B
                                    Preferred Stock                                      100,000           100,000

            November 12, 1997       10% Convertible Promissory Note,
                                    due 10/31/02                                          39,609            39,609

MEDICAL DEVICE                      Specializes in the development,
ALLIANCE, INC.                      manufacture and marketing of
                                    devices for ultrasound-assisted lipoplasty

            January 24, 1997        20,000 shares of Common Stock                        100,000           100,000



--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)

--------------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                                  Fair Value
Initial Investment Date             Investment                                           Cost         March 31, 1998
--------------------------------------------------------------------------------------------------------------------
ONLINE RESOURCES &                  Provides a variety of inter-
COMMUNICATIONS                      active banking and financial services
CORPORATION                         to end-users and corporate
                                    customers in the banking and
                                    financial services industry

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


--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)

--------------------------------------------------------------------------------------------------------------------
Company                             Nature of Business                                                  Fair Value
Initial Investment Date             Investment                                           Cost         March 31, 1998
--------------------------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.                Develops automated instrumentation
                                    that can isolate and process cells for
                                    use in biotechnology, diagnostic,
                                    therapeutic, and clinical research applications

            October 14, 1997        50,000 shares of Series B
                                    Preferred Stock                                      100,000           100,000

                                    Warrant to purchase 9,091 shares
                                    of Common Stock at $1.10 per
                                    share, through 10/15/02                                    0                 0

                                    Warrant to purchase 50,000 shares
                                    of Series B Preferred Stock at $0.20
                                    per share, through 1/31/01                                 0                 0
                                                                                      ----------        ----------

                                                                                      $1,705,491        $1,801,773
                                                                                      ==========        ==========





--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                         COMMUNITY INVESTMENT PARTNERS II, L.P.
                                                    INCOME STATEMENT

                                                       (UNAUDITED)

                                                                                     Three Months     Three Months
                                                                                        Ended             Ended
                                                                                    March 31, 1998    March 31, 1997
--------------------------------------------------------------------------------------------------------------------
                                          INCOME
                                          ------

Interest and Dividend Income                                                          $    3,874        $    8,168
                                                                                      ----------        ----------

      TOTAL INCOME                                                                         3,874             8,168
                                                                                      ----------        ----------

                                         EXPENSES
                                         --------

Management Fees                                                                            7,092             7,140
Professional Fees                                                                          4,096             9,721
Independent General Partners' Fees                                                         1,000             3,000
Amortization of Deferred Organizational Costs                                                  -             9,171
                                                                                      ----------        ----------

      TOTAL EXPENSES                                                                      12,188            29,032
                                                                                      ----------        ----------

Net Loss before Realized Gains and Unrealized Gains (Losses)                              (8,314)          (20,864)

Net Realized Gain on Sale of Investments                                                       -           490,766

Net Unrealized Gains (Losses) on Investments                                             120,144           (26,063)
                                                                                      ----------        ----------

      NET INCOME                                                                      $  111,830        $  443,839
                                                                                      ==========        ==========
Per Unit Information:
   Net Income (as of March 31, 1998 and
   March 31, 1997)                                                                    $      .99        $     3.94
                                                                                      ==========        ==========
   Net Asset Value (as of March 31, 1998 and
   December 31, 1997)                                                                 $    17.42        $    16.43
                                                                                      ==========        ==========
Units Outstanding:
   Limited Partners                                                                      111,395           111,395
   General Partners                                                                        1,135             1,135

--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                                 STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                     Three Months      Three Months
                                                                                         Ended             Ended
                                                                                    March 31, 1998    March 31, 1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES:

    Net Income                                                                        $  111,830        $  443,839
    Adjustments to reconcile Net Income to Net
      Cash Provided by Operating Activities -
    Amortization of Deferred Organization Costs                                                -             9,171
    Increase  (Decrease) in Accrued Expenses                                               8,254            (4,960)
    (Increase) Decrease in Accrued Interest and
      Dividends Receivable                                                                (1,928)            2,955
    Decrease in Prepaid Expense                                                                -             2,449
    Purchase of Portfolio Investments                                                          -          (250,000)
    Sale of Portfolio Investments                                                         51,600           613,379
    Unrealized (Gains) Losses on Portfolio Investments                                  (120,144)           26,063
    Net Realized Gains on Sale of Portfolio Investments                                        -          (490,766)
                                                                                      ----------        ----------
    Total Cash Provided by Operating Activities                                           49,612           352,130

CASH FLOWS USED BY FINANCING ACTIVITIES:

    Capital Distributions                                                                      -          (562,650)
                                                                                      ----------        ----------

    Total Cash Used by Financing Activities                                                    -          (562,650)
                                                                                      ----------        ----------

    Net Increase (Decrease) in Cash and Cash Equivalents                                  49,612          (210,520)

CASH AND EQUIVALENTS, beginning of year                                                  112,496           540,528
                                                                                      ----------        ----------

CASH AND EQUIVALENTS, end of year                                                     $  162,108        $  330,008
                                                                                      ==========        ==========


--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                       (UNAUDITED)


                                                                 Three Months Ended March 31, 1998 and 1997

                                                           Limited Partners      General Partners         Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                   $ 1,962,730           $    19,995         $ 1,982,725

Distribution                                                    (556,975)               (5,675)           (562,650)

Net Income                                                       439,401                 4,438             443,839
                                                             -----------           -----------         -----------

Balance, March 31, 1997                                      $ 1,845,156           $    18,758         $ 1,863,914
                                                             ===========           ===========         ===========


Balance, December 31, 1997                                   $ 1,830,287           $    18,608         $ 1,848,895

Net Income                                                       110,712                 1,118             111,830
                                                             -----------           -----------         -----------

Balance, March 31, 1998                                      $ 1,940,999           $    19,726         $ 1,960,725
                                                             ===========           ===========         ===========

------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                    COMMUNITY INVESTMENT PARTNERS II, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


BASIS OF PRESENTATION

      Community Investment Partners II, L.P. (CIP II) is a limited partnership which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management, L.P., LLLP (Management), a limited liability limited partnership, is the Managing General Partner of CIP II. Management is responsible for making all decisions regarding CIP II's investment portfolio. CIP II is no longer making initial investments, but may continue to make follow-on investments.

      All portfolio investments are carried at cost until significant developments affecting an investment provide a basis for revaluation. Thereafter, portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Due to the inherent uncertainty of valuation, those estimated values for portfolio investments carried at cost may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material to the financial statements. Investments in securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities are valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

                    Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    COMMUNITY INVESTMENT PARTNERS II, L.P.
                       MANAGEMENT'S FINANCIAL DISCUSSION


RESULTS OF OPERATIONS

      Net income for the quarter ended March 31, 1998 was $111,830, compared to net income of $443,839 for the same period ended 1997. The decrease in net income is primarily attributable to the absence of gains realized on the sale of investments in the current period compared to $490,766 of gains realized on the sale of investments in the quarter ended March 31, 1997. During the first quarter of 1998, there was a net unrealized gain on investments of $120,144 due to the unrealized gain recorded for FCOA Acquisition Corporation of $122,170 offset by an unrealized loss of $2,026 recorded for Computer Motion, Inc. Income was derived from dividends and interest. However, dividend and interest income decreased approximately $4,294, or 53%, from the prior period, due to fewer cash funds invested in certificates of deposit and money market funds. Expenses decreased approximately $16,800 or 58%, from the prior period primarily because no amortization expense was incurred for deferred organizational costs, as these costs were fully amortized as of December 31, 1997. In addition, the quarterly fee paid to the Independent General Partners was eliminated, as the Partnership is no longer making initial investments. There was however, an expense of $1,000 incurred for payment to the Independent General Partners for attending a Board of Director's meeting. Professional fees were $5,625 lower during the first quarter of 1998 than during the first quarter of 1997.

      As of March 31, 1998, unrealized gains on investments totaled $96,282. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                    Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the quarter ended March 31, 1998.

                              Type of                                                             Realized
Company                       Transaction                        Cost           Proceeds         Gain (Loss)
-----------------------       ------------                    ----------       ----------        -----------
Hawk Corp. (Houghton          Payment of
  Acquisition Corp.)          Term Note                       $   51,600       $   $51,600        $        0
                                                              ----------       -----------        ----------

    Total                                                     $   51,600       $    51,600        $        0
                                                              ==========       ===========        ==========


LIQUIDITY AND CAPITAL RESOURCES

      The partnership's total capital of $1,960,725 as of March 31, 1998, consisted of $1,940,999 in limited partner capital and $19,726 in general partner capital. Net income was allocated to the limited partners in the amount of $110,712 and to the general partners in the amount of $1,118.

      At March 31, 1998, the Partnership had $162,108 in cash and cash equivalents.


SUBSEQUENT EVENTS

      There were no subsequent events.

                    Part II. OTHER INFORMATION



                    COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:     Legal Proceedings

      The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

      (a) Exhibits
      None

      (b) Reports on Form 8-K
      No reports were filed on Form 8-K for the quarter ended March 31, 1998.

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


                    COMMUNITY INVESTMENT PARTNERS II, L.P.

          By:     CIP Management, L.P., LLLP, Managing General Partner
          By:     CIP Management, Inc., its Managing General Partner


/s/   Daniel A. Burkhardt
      -----------------------    President, Treasurer and Director        May 15, 1998
      Daniel A. Burkhardt


/s/   Ray L. Robbins, Jr.
      -----------------------    Vice-President and Director              May 15, 1998
      Ray L. Robbins, Jr.