Form 10-Q
period 1998-06-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1998-08-12
CIK 887499

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                        -------------------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1998  Commission file number   0-18042


                    COMMUNITY INVESTMENT PARTNERS II, L.P.

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           MISSOURI                                          43-1609351

-------------------------------------------------------------------------------
           (State or other jurisdiction of               (IRS Employer
           incorporation or organization)                Identification No.)

           12555 Manchester Road
           St. Louis, Missouri                              63131

-------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code     (314) 515-2000
                                                         ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                    ---    ---

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     INDEX

                                                                         Page
                                                                        Number

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheet                                                 3
            Schedule of Portfolio Investments                             4
            Income Statement                                              8
            Statement of Cash Flows                                       9
            Statement of Changes in Partnership Capital                  10
            Notes to Financial Statements                                11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12

Part II.    OTHER INFORMATION<F*>

Item 1.     Legal Proceedings                                            16

Item 6.     Exhibits and Reports on Form 8-K                             16

            Signatures                                                   17


<F*> Items 2,3,4 and 5 are omitted as they are not applicable


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     BALANCE SHEET
                                      (UNAUDITED)
                                                         June 30,         December 31,
                                                           1998               1997
--------------------------------------------------------------------------------------
                                        ASSETS
                                        ------
Investments at Fair Value
      (cost $1,807,912 and $1,757,091, respectively)    $1,832,715        $1,733,229
Cash and Cash Equivalents                                   26,606           112,496
Accrued Interest and Dividends Receivable                   21,384            18,974
                                                        ----------        ----------
      TOTAL ASSETS                                      $1,880,705        $1,864,699
                                                        ==========        ==========

                              LIABILITIES AND PARTNERSHIP CAPITAL
                              -----------------------------------
Liabilities:
Accounts Payable and Accrued Expenses                   $    6,645        $   15,804
                                                        ----------        ----------

      TOTAL LIABILITIES                                      6,645            15,804
                                                        ----------        ----------

Partnership Capital:

Capital - Limited Partners                               1,855,200         1,830,287
Capital - General Partners                                  18,860            18,608
                                                        ----------        ----------


      TOTAL PARTNERSHIP CAPITAL                          1,874,060         1,848,895
                                                        ----------        ----------

TOTAL LIABILITIES AND
      PARTNERSHIP CAPITAL                               $1,880,705        $1,864,699
                                                        ==========        ==========

--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  SCHEDULE OF PORTFOLIO INVESTMENTS


------------------------------------------------------------------------------------------------------------
Company                       Nature of Business                                                 Fair Value
Initial Investment Date       Investment                                      Cost             June 30, 1998

------------------------------------------------------------------------------------------------------------
HAWK CORPORATION              Designs, engineers, manufactures,
(Houghton Acquisition         and markets friction products and precision
Corporation)                  engineered components

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

COMPUTER MOTION, INC.         Develops and supplies medical robotics
(RBOT)

      June 26, 1997           40,948 warrants to purchase
                              common stock, exercisable at
                              $4.569 per warrant through 5/2/03                    8                     8

      August 12, 1997         16,208 shares of Common Stock                  124,993               210,704

                              16,209 warrants to purchase
                              common stock, exercisable at
                              $7.712 per warrant, through 12/31/03               250                   250

FCOA ACQUISITION              A chain of greeting card/
CORPORATION                   party stores which offer
(d/b/a Factory Card           a full line of products at
Outlet) (FCPY)                everyday value prices

      July 30, 1996           26,063 Common Shares                           249,865               188,957

------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd)

------------------------------------------------------------------------------------------------------------
Company                       Nature of Business                                                Fair Value
Initial Investment Date       Investment                                        Cost           June 30, 1998
------------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION          Develops and sells steel pipe joining
                              system to the domestic underground utility
                              construction industry

      September 24, 1996      25,000 shares of Convertible
                              Preferred Stock                               $200,000              $200,000

                              Warrant to purchase 25,000 shares
                              of Convertible Preferred Stock,
                              exercisable at $9.60 per share,
                              through 7/31/03

STEREOTAXIS, INC.             Develops and markets a system by which
                              surgery can be conducted remotely using
                              computer controlled magnets

      December 30, 1996       138,889 shares of Series B
                              Preferred Stock                                100,000               100,000

      June 26, 1998           28,019 shares of Series C Preferred
                              Stock and warrants to purchase
                              Preferred Stock at $1.50 per share,
                              through 10/31/02                                42,029                42,029

      June 26, 1998           66,667 shares of Series C
                              Preferred Stock                                100,001               100,001

MEDICAL DEVICE                Specializes in the development,
ALLIANCE, INC.                manufacture and marketing of
                              devices for ultrasound-assisted lipoplasty

      January 24, 1997        20,000 shares of Common Stock                  100,000               100,000




------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd)

------------------------------------------------------------------------------------------------------------

Company                       Nature of Business                                                Fair Value
Initial Investment Date       Investment                                        Cost           June 30, 1998

------------------------------------------------------------------------------------------------------------
ONLINE RESOURCES &            Provides a variety of inter-
COMMUNICATIONS                active banking and financial services
CORPORATION                   to end-users and corporate
                              customers in the banking and
                              financial services industry

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



------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS (cont'd)

------------------------------------------------------------------------------------------------------------

Company                       Nature of Business                                                Fair Value
Initial Investment Date       Investment                                      Cost             June 30, 1998

------------------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.          Develops automated instrumentation
                              that can isolate and process cells for
                              use in biotechnology, diagnostic,
                              therapeutic, and clinical research
                              applications

      October 14, 1997        50,000 shares of Series B
                              Preferred Stock                                100,000               100,000

                              Warrant to purchase 9,091 shares
                              of Common Stock at $1.10 per
                              share, through 10/15/02                              0                     0

                              Warrant to purchase 50,000 shares
                              of Series B Preferred Stock at $0.20
                              per share, through 1/31/01                           0                     0
                                                                          ----------            ----------

                                                                          $1,807,912            $1,832,715
                                                                          ==========            ==========

------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.
                                                 INCOME STATEMENT

                                                   (UNAUDITED)
                                                        Three Months Ended                  Six Months Ended
                                                     June 30,         June 30,          June 30,         June 30,
                                                      1998              1997             1998             1997

=================================================================================================================

                                                      INCOME
                                                      ------
Dividend and Interest Income                        $  3,441         $ 14,508          $  7,315          $ 22,676
                                                    --------         --------          --------          --------

      TOTAL INCOME                                     3,441           14,508             7,315            22,676
                                                    --------         --------          --------          --------


                                                    EXPENSES
                                                    --------

Professional Fees                                     10,394            1,658            14,490             9,565
Management Fees                                        7,233            7,254            14,325            14,394
Independent General Partners' Fees                     1,000            3,000             2,000             6,000
Amortization of Deferred
  Organizational Costs                                    --            9,171                --            18,342
Other                                                     --               35                --             1,848
                                                    --------         --------          --------          --------


      TOTAL EXPENSES                                  18,627           21,118            30,815            50,149
                                                    --------         --------          --------          --------


Net (Loss) before Realized Gains and
      Unrealized (Losses) and Gains                  (15,186)          (6,610)          (23,500)          (27,473)
Net Realized Gains on
      Sale of Investments                                 --           19,656                --           510,422
Net Unrealized (Losses) Gains on
      Investments                                    (71,479)         (57,013)           48,665           (83,076)
                                                    --------         --------          --------          --------


NET (LOSS) INCOME                                   $(86,665)        $(43,967)         $ 25,165          $399,873
                                                    ========         ========          ========          ========

Per Unit Information:
      Net (Loss) Income                             $   (.77)        $   (.39)         $    .22          $   3.55
                                                    ========         ========          ========          ========

      Net Asset Value (as of June 30, 1998
      and December 31, 1997)                                                           $  16.65          $  16.43
                                                                                       ========          ========

Units Outstanding:
      Limited Partners                                                                  111,395           111,395
      General Partners                                                                    1,135             1,135

-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                                   Six Months Ended
                                                            June 30, 1998     June 30, 1997
===========================================================================================
CASH FLOWS (USED) PROVIDED BY
OPERATING ACTIVITIES:

     Net Income                                               $  25,165         $ 399,873
     Adjustments to reconcile Net Income to Net
       Cash (Used) Provided by Operating Activities -
     Amortization of Deferred Organization Costs                     --            18,342
     (Decrease) Increase in Accrued Expenses                     (9,159)            2,294
     Increase in Accrued Interest and
       Dividends Receivable                                      (2,410)           (7,032)
     Decrease in Prepaid Expense                                      -             2,449
     Purchase of Portfolio Investments                         (102,421)         (350,008)
     Sale of Portfolio Investments                               51,600           633,035
     Unrealized (Gains) Losses on Portfolio Investments         (48,665)           83,076
     Net Realized Gains on Sale of Portfolio Investments             --          (510,422)
                                                              ---------         ---------
     Total Cash (Used) Provided by Operating Activities         (85,890)          271,607

CASH FLOWS USED BY FINANCING ACTIVITIES:

     Capital Distributions                                           --          (562,650)
                                                              ---------         ---------

     Total Cash Used by Financing Activities                         --          (562,650)
                                                              ---------         ---------

     Net Decrease in Cash and Cash Equivalents                  (85,890)         (291,043)

CASH AND EQUIVALENTS, beginning of period                       112,496           540,528
                                                              ---------         ---------

CASH AND EQUIVALENTS, end of period                           $  26,606         $ 249,485
                                                              =========         =========

-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                          STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                         (UNAUDITED)


                                                    Six Months Ended June 30, 1998 and 1997

                                                Limited Partners    General Partners    Total
================================================================================================
Balance, December 31, 1996                        $1,962,730           $19,995        $1,982,725

Distribution                                        (556,975)           (5,675)         (562,650)

Net Income                                           395,874             3,999           399,873
                                                  ----------           -------        ----------

Balance, June 30, 1997                            $1,801,629           $18,319        $1,819,948
                                                  ==========           =======        ==========


Balance, December 31, 1997                        $1,830,287           $18,608        $1,848,895

Net Income                                            24,913               252            25,165
                                                  ----------           -------        ----------

Balance, June 30, 1998                            $1,855,200           $18,860        $1,874,060
                                                  ==========           =======        ==========

================================================================================================




------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                        Part. 1. FINANCIAL INFORMATION

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

      The General Partners of CIP II, have amended, and Management has agreed to amend, the Management Agreement for CIP II to clarify the right of Management to waive all or any portion of the management fee from time to time without any reduction in the level of services.

                        Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results fo Operations

                    COMMUNITY INVESTMENT PARTNERS II, L.P.
                       MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 VERSUS QUARTER ENDED JUNE 30, 1997
      Losses for the three months ended June 30, 1998 and 1997 were $86,665 and $43,967, respectively. Losses for the three months ended June 30, 1998 were primarily due to an unrealized loss of $114,025 recorded for FCOA Acquisition Corporation when its share price decreased. This unrealized loss was offset by an unrealized gain of $42,546 recorded for Computer Motion, Inc., when its share price increased. Income was derived from dividends and interest. However, dividend and interest income decreased approximately $11,000, or 76%, from the three months ended June 30, 1997, due to fewer cash funds invested in certificates of deposit and money market funds. Expenses decreased approximately $2,500, or 12%, from the three months ended June 30, 1997 primarily because no amortization expense was incurred for deferred organizational costs, as these costs were fully amortized by the end of 1997. In addition, the quarterly fee paid to the Independent General Partners was eliminated effective January 1, 1998, as the Partnership is no longer making initial investments. There was however, an expense of $1,000 incurred for payment to the Independent General Partners for attending a Board of Directors meeting. Professional fees were higher during the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to increased legal and trustee fees.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997
      Income for the six months ended June 30, 1998 and 1997 was $25,165 and $399,873, respectively. The decrease in net income is primarily attributable to the absence of gains realized on the sale of investments during the six months ended June 30, 1998 and $510,422 of gains realized on the sale of investments during the same period in 1997. During the six months ended June 30, 1998, there was a net unrealized gain of $48,665 due to unrealized gains of $40,520 recorded for Computer Motion, Inc., and $8,145 recorded for FCOA Acquisition Corporation when their share prices increased.

      Dividend and interest income decreased approximately $15,400, or 68% between the six months ended June 30, 1998 and June 30, 1997 due to fewer cash funds invested in certificates of deposit and money market funds. Expenses decreased approximately $19,300, or 39% primarily because no amortization expense was incurred for deferred organizational costs, as these costs were fully amortized by the end of 1997. Additionally, expenses were lower, as the quarterly fee paid to the Independent General Partners was eliminated effective January 1, 1998, because the Partnership is no longer making initial investments. There was however, an expense of $2,000 incurred for payment to the Independent General Partners for attending a Board of Directors meeting.

                        Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results fo Operations

      On June 26, 1998, the Partnership made an additional investment in Stereotaxis, Inc. by purchasing 66,667 shares of Series C Preferred stock for $100,001. Concurrently, the Partnership's 10% Convertible Promissory Note, due October 31, 2002 converted into 26,406 shares of Series C Preferred Stock. The outstanding interest on the 10% Convertible Promissory Note ($2,420 as of 6/26/98) was converted into 1,613 shares of Series C Preferred Stock. The total number of shares of Series C Preferred Stock received at conversion was 28,019. Additionally, the Partnership received 5,281 warrants to purchase Preferred Stock at $1.50 per share, exercisable through October 31, 2002.

      As of June 30, 1998, unrealized gains on investments totaled $24,803. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

                        Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results fo Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended June 30, 1998.

                           Type of                                                   Realized
Company                    Transaction                Cost          Proceeds        Gain (Loss)
------------------------   -------------------      --------        --------        -----------
Sales:
------
Quarter 1 ended:
----------------
Hawk Corp. (Houghton       Payment of
  Acquisition Corp.)       Term Note                $ 51,600         $51,600            $  0
                                                    --------         -------            ----

    Total Sales                                     $ 51,600         $51,600            $  0
                                                    ========         =======            ====


Purchases:
----------
Quarter 2 ended:
----------------
Stereotaxis, Inc.          Purchase of Series C
                           Convertible
                           Preferred Stock          $100,001

                           Conversion of accrued
                           interest on Note into
                           Series C Convertible
                           Preferred Stock             2,420 <Fa>
                                                    --------

     Total Purchases                                $102,421
                                                    ========


<Fa> On June 26, 1998, the Stereotaxis, Inc. 10% Convertible Promissory
     Note, due October 31, 2002 converted into 26,406 shares of Series C Preferred Stock. The outstanding interest on this 10% Convertible Promissory Note ($2,420 as of 6/26/98) was converted into 1,613 shares of Series C Preferred Stock. Additionally, the Partnership received 5,281 warrants to purchase Preferred Stock at $1.50 per share, exercisable through October 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

      The partnership's total capital of $1,874,060 as of June 30, 1998, consisted of $1,855,200 in limited partner capital and $18,860 in general partner capital. Net income was allocated to the limited partners in the amount of $24,913 and to the general partners in the amount of $252.

      At June 30, 1998, the Partnership had $26,606 in cash and cash equivalents.

                        Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results fo Operations

SUBSEQUENT EVENTS
      There were no subsequent events.

                          Part. II. OTHER INFORMATION

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:     Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:     Exhibits and Reports on Form 8-K

     (a) Exhibits
         None

     (b) Reports on Form 8-K
         No reports were filed on Form 8-K for the quarter ended
         June 30, 1998.

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


                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                   By:   CIP Management, L.P., LLLP, Managing General Partner
                   By:   CIP Management, Inc., its Managing General Partner


/s/    Daniel A. Burkhardt
                                   President, Treasurer and Director     August 14, 1998
       -------------------------
       Daniel A. Burkhardt


/s/    Ray L. Robbins, Jr.
                                   Vice-President and Director           August 14, 1998
       -------------------------
       Ray L. Robbins, Jr.
