Form 10-Q
period 1998-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1998-11-12
CIK 887499

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                          ----------------------

                                FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
Commission file number 0-20213


                  COMMUNITY INVESTMENT PARTNERS II, L.P.
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


         MISSOURI                                           43-1609351
-----------------------------------------------------------------------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                  Identification No.)

         12555 Manchester Road
         St. Louis, Missouri                                63131
-----------------------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code      (314) 515-2000
                                                         --------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                    ---    ---

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

[FN]
<F*>     Items 2,3,4 and 5 are omitted as they are not applicable

                       Part. 1. FINANCIAL INFORMATION

Item 1.     Financial Statements


                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                      BALANCE SHEET
                                       (UNAUDITED)
                                                                     September 30,      December 31,
                                                                         1998              1997
----------------------------------------------------------------------------------------------------
                                            ASSETS
                                            ------
Investments at Fair Value
    (cost $1,807,912 and $1,757,091, respectively)                     $1,706,161        $1,733,229
Cash and Cash Equivalents                                                  26,613           112,496
Accrued Interest and Dividends Receivable                                  23,353            18,974
                                                                       ----------        ----------
    TOTAL ASSETS                                                       $1,756,127        $1,864,699
                                                                       ==========        ==========

                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                                  $    9,822        $   15,804
                                                                       ----------        ----------
    TOTAL LIABILITIES                                                       9,822            15,804
                                                                       ----------        ----------
Partnership Capital:

Capital - Limited Partners                                              1,728,723         1,830,287
Capital - General Partners                                                 17,582            18,608
                                                                       ----------        ----------

    TOTAL PARTNERSHIP CAPITAL                                           1,746,305         1,848,895
                                                                       ----------        ----------
TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                                $1,756,127        $1,864,699
                                                                       ==========        ==========

----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                       Part. 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS
-----------------------------------------------------------------------------------------------------------------
Company                          Nature of Business                                                Fair Value
Initial Investment Date          Investment                                      Cost          September 30,
1998
-----------------------------------------------------------------------------------------------------------------
HAWK CORPORATION                 Designs, engineers, manufactures,
(Houghton Acquisition            and markets friction products and precision
Corporation)                     engineered components

    January 2, 1997              8% Convertible Promissory Note,
                                 due 1/2/99                                  $   25,800           $   25,800

                                 8% Contingent EBITDA Promissory
                                 Note, due 4/30/00                                    0                    0

GLOBAL SURGICAL                  Formed to acquire the Urban Microscope
CORPORATION                      Division and the Surgical Mechanical
                                 Research subsidiary of Storz Medical

    January 31, 1994             3,000 shares of Common Stock                   300,000              300,000
    September 30, 1995           7% Promissory Note, due 6/29/00                 45,000               45,000
    January 26, 1996             7% Promissory Note, due 1/25/01                 67,500               67,500

COMPUTER MOTION, INC.            Develops and supplies medical robotics
(RBOT)

    June 26, 1997                40,948 warrants to purchase
                                 common stock, exercisable at
                                 $4.569 per warrant through 5/2/03                    8                    8

    August 12, 1997              16,208 shares of Common Stock                  124,993              142,792

                                 16,209 warrants to purchase
                                 common stock, exercisable at
                                 $7.712 per warrant, through 12/31/03               250                  250

FCOA ACQUISITION                 A chain of greeting card/
CORPORATION                      party stores which offer
(d/b/a Factory Card              a full line of products at
Outlet) (FCPY)                   everyday value prices

    July 30, 1996                26,063 Common Shares                           249,865              130,315

-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



                       Part. 1. FINANCIAL INFORMATION

Item 1.     Financial Statements


                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                                SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business                                                Fair Value
Initial Investment Date          Investment                                      Cost          September 30,
1998
-----------------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION             Develops and sells steel pipe joining
                                 system to the domestic underground utility
                                 construction industry

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




                       Part. 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                                SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business                                                Fair Value
Initial Investment Date          Investment                                      Cost          September 30,
1998
-----------------------------------------------------------------------------------------------------------------
ONLINE RESOURCES &               Provides a variety of inter-
COMMUNICATIONS                   active banking and financial services
CORPORATION                      to end-users and corporate
                                 customers in the banking and
                                 financial services industry

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




                       Part. 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                                SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business                                                Fair Value
Initial Investment Date          Investment                                      Cost          September 30,
1998
-----------------------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.             Develops automated instrumentation
                                 that can isolate and process cells for
                                 use in biotechnology, diagnostic,
                                 therapeutic, and clinical research
                                 applications

    October 14, 1997             50,000 shares of Series B
                                 Preferred Stock                                100,000              100,000

                                 Warrant to purchase 9,091 shares
                                 of Common Stock at $1.10 per
                                 share, through 10/15/02                              0                    0

                                 Warrant to purchase 50,000 shares
                                 of Series B Preferred Stock at $0.20
                                 per share, through 1/31/01                           0                    0
                                                                             ----------           ----------

                                                                             $1,807,912           $1,706,161
                                                                             ==========           ==========



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

                        Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                              COMMUNITY INVESTMENT PARTNERS II, L.P.
                                        INCOME STATEMENT

                                          (UNAUDITED)
                                           Three Months Ended                   Nine Months Ended
                                       Sept. 30,          Sept. 30,        Sept. 30,          Sept. 30,
                                          1998              1997             1998               1997
-------------------------------------------------------------------------------------------------------


                                                 INCOME
                                                 ------
Dividend and Interest Income           $   2,491          $  6,817         $   9,806          $ 29,493
                                       ---------          --------         ---------          --------
   TOTAL INCOME                            2,491             6,817             9,806            29,493
                                       ---------          --------         ---------          --------

                                                EXPENSES
                                                --------

Professional Fees                          3,178             6,897            17,646            16,463
Management Fees                               --             7,285            14,325            21,679
Independent General Partners' Fees            --             3,000             2,000             9,000
Amortization of Deferred
  Organizational Costs                        --             9,171                --            27,512
Other                                        515               515               536             2,363
                                       ---------          --------         ---------          --------
   TOTAL EXPENSES                          3,693            26,868            34,507            77,017
                                       ---------          --------         ---------          --------

Net (Loss) before Realized Gains and
   Unrealized (Losses) and Gains          (1,202)          (20,051)          (24,701)          (47,524)
Net Realized Gains on
   Sale of Investments                        --             1,476                --           511,898
Net Unrealized (Losses) Gains on
   Investments                          (126,554)          163,853           (77,889)           80,777
                                       ---------          --------         ---------          --------

   NET (LOSS) INCOME                   $(127,756)         $145,278         $(102,590)         $545,151
                                       =========          ========         =========          ========


Per Unit Information:
   Net (Loss) Income                   $   (1.14)            $1.29         $    (.91)         $   4.84
                                       =========          ========         =========          ========


   Net Asset Value (as of
   September 30, 1998
   and December 31, 1997)                                                  $   15.52          $  16.43
                                                                           =========          ========


Units Outstanding:
   Limited Partners                                                          111,395           111,395
   General Partners                                                            1,135             1,135

-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                                      STATEMENT OF CASH FLOWS
                                            (UNAUDITED)
                                                                                 Nine Months Ended
                                                                      September 30, 1998   September 30, 1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS (USED) PROVIDED BY
OPERATING ACTIVITIES:

   Net (Loss) Income                                                       $(102,590)        $ 545,151
   Adjustments to reconcile Net (Loss) Income to Net
     Cash (Used) Provided by Operating Activities -
   Amortization of Deferred Organization Costs                                     -            27,513
   (Decrease) Increase in Accrued Expenses                                    (5,982)           16,130
   (Increase) Decrease in Accrued Interest and
     Dividends Receivable                                                     (4,379)            1,322
   Decrease in Prepaid Expense                                                     -             2,449
   Purchase of Portfolio Investments                                        (102,421)         (452,474)
   Sale of Portfolio Investments                                              51,600           759,511
   Unrealized Losses (Gains) on Portfolio Investments                         77,889           (80,777)
   Net Realized Gains on Sale of Portfolio Investments                             -          (511,898)
         -                                                                 ---------         ---------
   Total Cash (Used) Provided by Operating Activities                        (85,883)          306,927

CASH FLOWS USED BY FINANCING ACTIVITIES:

   Capital Distributions                                                           -          (562,650)
                                                                           ---------         ---------

   Total Cash Used by Financing Activities                                         -          (562,650)
                                                                           ---------         ---------

   Net Decrease in Cash and Cash Equivalents                                 (85,883)         (255,723)

CASH AND EQUIVALENTS, beginning of period                                    112,496           540,528
                                                                           ---------         ---------

CASH AND EQUIVALENTS, end of period                                        $  26,613         $ 284,805
                                                                           =========         =========

--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     Part. 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                      STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                      (UNAUDITED)

                                     Nine Months Ended September 30, 1998 and 1997

                                   Limited Partners    General Partners     Total
-------------------------------------------------------------------------------------
Balance, December 31, 1996            $1,962,730           $19,995        $1,982,725

Distribution                            (556,975)           (5,675)         (562,650)

Net Income                               539,699             5,452           545,151
                                      ----------           -------        ----------

Balance, September 30, 1997           $1,945,454           $19,772        $1,965,226
                                      ==========           =======        ==========



Balance, December 31, 1997            $1,830,287           $18,608        $1,848,895

Net Loss                                (101,564)           (1,026)         (102,590)
                                      ----------           -------        ----------

Balance, September 30, 1998           $1,728,723           $17,582        $1,746,305
                                      ==========           =======        ==========

-------------------------------------------------------------------------------------


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

               Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               COMMUNITY INVESTMENT PARTNERS II, L.P.
                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS QUARTER ENDED SEPTEMBER 30, 1997

     Losses for the three months ended September 30, 1998, were $127,756, compared to income of $145,278 for the three months ended September 30, 1997. Losses for the three months ended September 30, 1998, were due to an unrealized loss of $67,912 recorded for Computer Motion, Inc. and an unrealized loss of $58,642 recorded for FCOA Acquisition Corporation when their share prices decreased.

     Income was derived from dividends and interest, which decreased approximately $4,300, or 63%, from the three months ended September 30, 1997. This decrease resulted from fewer cash funds invested in certificates of deposit and money market funds.

     Expenses decreased approximately $23,000, or 86%, from the three months ended September 30, 1997, primarily because no amortization expense was incurred for deferred organizational costs, as these costs were fully expensed in 1997. In addition, the quarterly fee paid to the Independent General Partners was eliminated, as the Partnership is no longer making initial investments. The Management Agreement was amended to waive the management fee paid to the Managing General Partner. This payment was terminated after the second quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER
30, 1997

     Losses for the nine months ended September 30, 1998, were $102,590, compared to income of $545,151 for the nine months ended September 30, 1997. The decrease in net income is primarily attributable to the absence of gains realized on the sale of investments during the nine months ended September 30, 1998, compared to $511,898 of gains realized on the sale of investments during the same period in 1997. During the nine months ended September 30, 1998, there was a net unrealized loss of $77,889, due to unrealized losses of $50,497 recorded for FCOA Acquisition Corporation and $27,392 recorded for Computer Motion, Inc. when their share prices decreased.

     Dividend and interest income decreased approximately $19,700, or 67%, between the nine months ended September 30, 1998, and September 30, 1997, due to fewer cash funds invested in certificates of deposit and money market funds.

     Expenses decreased approximately $42,500, or 55%, primarily because no amortization expense was incurred for deferred organizational costs which were fully expensed in 1997. Additionally, expenses were lower, as the quarterly fee paid to the Independent General partners was eliminated, since the Partnership is no longer making initial investments. However, the Partnership incurred an expense of $2,000 for payment to the Independent General Partners for attending Board of Directors' meetings. The Management Agreement was amended to waive the management fee paid to the Managing General Partner. This payment was terminated after the second quarter of 1998.

     As of September 30, 1998, unrealized losses on investments totaled $101,751. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

               Part. 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 1998.

                         Type of                                                    Realized
Company                  Transaction                       Cost       Proceeds     Gain (Loss)
---------------------    -----------                     --------     --------     ----------
SALES:
------
Quarter 1 ended:
---------------
Hawk Corp. (Houghton     Payment of
  Acquisition Corp.)     Term Note                       $ 51,600     $51,600         $  0
                                                         --------     -------         ----

    Total Sales                                          $ 51,600     $51,600         $  0
                                                         ========     =======         ====

PURCHASES:
----------
Quarter 2 ended:
---------------
Stereotaxis, Inc.        Purchase of Series C
                         Convertible
                         Preferred Stock                 $100,001

                         Conversion of accrued
                         interest on Note into
                         Series C Convertible
                         Preferred Stock                    2,420<Fa>
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


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the partnership's total capital of $1,746,305 consisted of $1,728,723 in limited partner capital and $17,582 in general partner capital. Net loss was allocated to the limited partners in the amount of $101,564 and to the general partners in the amount of $1,026.

     At September 30, 1998, the Partnership had $26,613 in cash and cash equivalents.

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

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits
         None

         (b) Reports on Form 8-K
         No reports were filed on Form 8-K for the quarter ended September 30, 1998.

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





               COMMUNITY INVESTMENT PARTNERS II, L.P.



    By:  CIP Management, L.P., LLLP, Managing General Partner
    By:  CIP Management, Inc., its Managing General Partner




/s/  Daniel A. Burkhardt
     -----------------------   President, Treasurer and Director    November 13, 1998
     Daniel A. Burkhardt





/s/  Ray L. Robbins, Jr.
     -----------------------   Vice-President and Director          November 13, 1998
     Ray L. Robbins, Jr.
