Form 10-K
period 1998-12-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1999-03-30
CIK 887499

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                        ___________________


                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended December 31, 1998
                                      -----------------

                   Commission file number 0-20213
                                          -------


               COMMUNITY INVESTMENT PARTNERS II, L.P.
____________________________________________________________________
       (Exact name of registrant as specified in its charter)


         MISSOURI                               43-1609351
______________________________________________________________________
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)


         12555 Manchester Road
         St. Louis, Missouri                    63131
______________________________________________________________________
(Address and principal executive office)        (Zip Code)


Registrant's telephone number, including area code   (314) 515-2000
                                                     ______________

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this
Form 10-K or any amendment to this form 10-K.   YES  [   ]   NO [ X ]

As of March 15, 1999, 90,404 units of limited partnership interest (Units), representing net assets of $1,373,301 were held by non-affiliates. There is no established public market for such Units.

            DOCUMENTS INCORPORATED BY REFERENCE


        Portions of the Prospectus of the Registrant dated November 4, 1992, filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                               TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
   Item 1.  Business                                                          4

   Item 2.  Properties                                                        6

   Item 3.  Legal Proceedings                                                 6

   Item 4.  Submission of Matters to a Vote of Security Holders               6

PART II

   Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                               7

   Item 6.  Selected Financial Data                                           8

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9

   Item 8.  Index to Financial Statements and Supplementary Financial Data   11

   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                          29

PART III

   Item 10. Directors and Executive Officers of the Registrant               30

   Item 11. Executive Compensation                                           31

   Item 12. Security Ownership of Certain Beneficial Owners and
            Management                                                       31

   Item 13. Certain Relationships and Related Transactions                   32

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                        33

SIGNATURES                                                                   34

INDEX TO EXHIBITS                                                            35


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

EMPLOYEES

     The Partnership has no employees. The Managing General Partner performs management and administrative services for the operation of the Partnership. The Management Agreement was amended to waive the annual management fee of 1.5% of total assets to the Managing General Partner. This payment was terminated after the second quarter of 1998. The Managing General Partner is reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

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

                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 1999, the total number of holders of units is 131. The number of limited partnership units outstanding is 111,395. The number of general partnership units outstanding is 1,135 as of March 15, 1999.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENTS OF FINANCIAL CONDITION:
                                                                                  As of
                                                                               December 31,

                                            ----------------------------------------------------------------------------------

                                               1998              1997              1996              1995              1994
                                            ----------        ----------        ----------        ----------        ----------

Net Assets                                  $1,709,411        $1,848,895        $1,982,725        $2,014,889        $2,645,511

Portfolio
Investments at
Fair Value                                   1,671,491         1,733,229         1,397,330           545,013         1,000,013



STATEMENTS OF INCOME:

                                                                           For the Years Ended
                                                                               December 31,
                                            ----------------------------------------------------------------------------------

                                               1998              1997              1996              1995              1994
                                            ----------        ----------        ----------        ----------        ----------

Net Loss before
Realized Gains
(Losses) and
Unrealized Losses                            $ (26,925)       $  (74,589)       $  (16,866)       $  (30,622)       $  (86,345)

Realized Gains (Losses)                              -           511,973                 -          (600,000)                -

Unrealized Losses                             (112,559)           (8,564)          (15,298)                -                 -

Net (Loss) Income                             (139,484)          428,820           (32,164)         (630,622)          (86,345)

Per Unit of
Partnership Interest:

Net Asset Value                                  15.19             16.43             17.62             17.91             23.50

Net Loss before
Realized Gains
(Losses) and
Unrealized Losses                                 (.24)             (.66)             (.15)             (.27)             (.77)

Realized Gains (Losses)                              -              4.55                 -             (5.33)                -

Unrealized Losses                                (1.00)             (.08)             (.14)                -                 -

Net (Loss) Income                                (1.24)             3.81              (.29)            (5.60)             (.77)


/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

                   (FISCAL YEAR 1998 VERSUS 1997)

     Net loss for the year ended December 31, 1998, was $139,484, compared to net income of $428,820 in 1997. The net loss is attributable to net unrealized losses of $112,559 and no realized gains from sales of investments. Net unrealized losses consist primarily of an unrealized loss of $214,028 due to a decrease in share price of FCOA Acquisition Corporation. This unrealized loss was partially offset by an unrealized gain of $77,607 due to an increase in Computer Motion Inc. stock price.

     The Partnership made no distributions during 1998. Director's fees have been discontinued in 1998 due to the fact that initial investments will no longer be made by the Partnership. Furthermore, the Management Agreement was amended to waive the annual management fee of 1.5% of total assets to the Managing General Partner. This payment was terminated after the second quarter of 1998; fees for 1998 totaled $14,325 compared to $28,851 for the full year 1997.

     As of December 31, 1998, unrealized losses on investments totaled $136,421. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.


                   (FISCAL YEAR 1997 VERSUS 1996)

     Net income for the year ended December 31, 1997, was $428,820, compared to a net loss of $32,164 in 1996. The increase in net income is mainly attributable to realized gains of $511,973 from the sale of 2,000 shares of Class A Cumulative Redeemable Preferred Stock of Houghton Acquisition Corporation as outlined in Note 6 to the financial statements. For 1997, there was a net unrealized loss on investments of $8,564 due to the unrealized loss recorded for FOCI Acquisition Corporation when the share price decreased. This unrealized loss was offset by unrealized gains recorded for Computer Motion, Inc., which participated in an initial public offering during the year. Income also was derived from dividends and interest. However, dividend and interest income decreased approximately $48,600, or 58%, from the prior year, due to a smaller amount of cash funds invested in certificates of deposit and money market funds. The cash was used to make several investments which are outlined in the Schedule of Portfolio Investments and the schedule of investment transactions included in Note 6 to the financial statements. Expenses increased approximately $9,200, or 9%, from the prior year due to higher legal and trustee fees.

     The Partnership made a distribution of $5 per unit during 1997.

     As of December 31, 1997, unrealized losses on investments totaled $23,862. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.


SUBSEQUENT EVENTS

     The Partnership received a principal payment of $24,887 due January 2, 1999, for the 8% Convertible Promissory Note from Hawk Corporation. This related to the prior sale of the Partnership's investment in Houghton Acquisition Corporation on January 2, 1997. In addition, $527 was received for interest accrued for the fourth quarter of 1998 on this Note.

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1998, was $1,709,411 This consisted of $1,692,198 in Limited Partner capital and $17,213 in General Partner capital.

     Net loss of $139,484 for 1998 was allocated in the amount of $138,089 to the Limited Partners and in the amount of $1,395 to the General Partners .

     At December 31, 1998, the Partnership had $26,598 in cash and cash equivalents.

YEAR 2000 ISSUE

     Although the Partnership has no Year 2000 issues that would result from its own information systems, the Partnership has investments in publicly and privately placed securities and loans. The Partnership may be exposed to credit risk to the extent that the related borrowers are materially adversely impacted by the Year 2000 issue.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
         FINANCIAL DATA

                                                                  Page
                                                                  ----
      Report of Independent Accountants                            12

      Schedule of Portfolio Investments as of
      December 31, 1998 and 1997                                   13

      Statements of Financial Condition as of December 31,
      1998 and 1997                                                19

      Statements of Income for the Years Ended
      December 31, 1998, 1997 and 1996.                            20

      Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996.                            21

      Statements of Changes in Partnership Capital for the
      Years Ended December 31, 1998, 1997 and 1996.                22

      Notes to Financial Statements.                               23


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners II, L.P.

In our opinion, the accompanying Statements of Financial Condition, including the Schedule of Portfolio Investments, and the related Statements of Income, of Cash Flows and of Changes in Partnership Capital present fairly, in all material respects, the financial position of Community Investment Partners II, L.P. (the "Partnership") at December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its Partnership Capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1998, provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include securities valued at $1,433,054 (84 percent of net assets), whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



PRICEWATERHOUSECOOPERS LLP

St. Louis, Missouri
March 12, 1999

                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                         As of December 31, 1998
----------------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                                     Fair Value
Investment Date            Investment                                               Cost           (Note 3)

----------------------------------------------------------------------------------------------------------------
HAWK CORPORATION           Designs, engineers, manufactures,
(Houghton Acquisition      and markets friction products and  precision
Corporation)               engineered components

      January 2, 1997      8% Convertible Promissory Note,
                           due 1/2/99                                           $   25,800        $   25,800

                           8%  Contingent EBITDA
                           Promissory Note, due 4/30/00                                  -                 -

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

COMPUTER MOTION, INC.      Develops and supplies medical robotics

      September 6, 1996    40,948 warrants to purchase
                           common stock, exercisable
                           at $4.569 per warrant through
                           5/2/03                                                        8                 8

      September 6, 1996    16,208 shares of Common Stock                           124,993           202,600
                           16,209 warrants to purchase
                           common stock, exercisable
                           at $7.712 per warrant,
                           through 12/31/03                                            250               250

FOCI ACQUISITION           A chain of greeting card/
CORPORATION                party stores which offer
(D/B/A FACTORY CARD        a full line of products at
OUTLET)                    everyday value prices

      July 30, 1996        26,063 Common Shares                                    249,865            35,837


                             The accompanying notes are an integral
                               part of these financial statements.



                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                               SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                         As of December 31, 1998

----------------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                                      Fair Value
Investment Date            Investment                                               Cost            (Note 3)

----------------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION       Develops and sells steel
                           pipe joining system to the
                           domestic underground
                           utility construction industry

      Sept. 24, 1996       25,000 shares of Convertible
                           Preferred Stock and 25,000
                           Warrants to purchase convertible
                           Preferred Stock, exercisable
                           at $9.60 per share, through 7/31/03                   $ 200,000        $  200,000


STEREOTAXIS, INC.          Develops and markets a system
                           by which surgery can be conducted
                           remotely using computer
                           controlled magnets

      Dec. 30, 1996        138,889 shares of Preferred Stock                       100,000           100,000

      Nov. 12, 1997        28,019 shares of Series C Preferred
                           Stocks and 5,281 Warrants to purchase
                           Preferred Stock, exercisable at
                           $1.50 per share, through 10/31/02.                       42,029            42,029

      June, 26, 1998       66,667 shares of Series C
                           Preferred Stock                                         100,001           100,001

MEDICAL DEVICE             Specializes in the development,
ALLIANCE, INC,             manufacture and marketing of devices
                           for ultrasound-assisted lipoplasty

      January 24, 1997     20,000 shares of Common Stock                           100,000           100,000

ONLINE RESOURCES &         Provides a variety of inter-active
COMMUNICATIONS             banking and financial services to end-
CORPORATION                users and corporate customers in the
                           banking and financial services industry

      March 17, 1997       1,525 shares of Series C
                           Convertible Preferred Stock                             152,466           152,466

                           Warrants to purchase
                           20,327 shares of Common
                           Stock at $3.00 per warrant,
                           expiring 6/1/02                                               -                 -


                             The accompanying notes are an integral
                               part of these financial statements.


                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                               SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                         As of December 31, 1998

----------------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                                      Fair Value
Investment Date            Investment                                               Cost            (Note 3)

----------------------------------------------------------------------------------------------------------------
ADVANCED UROSCIENCE,       Developing Acyst, an injectable
INC.                       bulking agent, for the treatment
                           of stress urinary incontinence.

      April 7, 1997        25,000 shares of Series A
                           Preferred Stock                                      $  100,000        $  100,000

NEOCRIN COMPANY            Research and development
                           of minimally invasive,
                           encapsulated cellular transplants
                           for the treatment of diabetes.

      Sept. 3, 1997        50,000 shares of Series E
                           Preferred Stock                                         100,000           100,000

BIOSEPARATIONS, INC.       Develops automated
                           instrumentation that can
                           isolate and process cells for
                           use in biotechnology,
                           diagnostic, therapeutic, and
                           clinical research applications

     October 14, 1997      50,000 shares of Series B
                           Preferred Stock                                         100,000           100,000
                           Warrant to purchase 9,091
                           shares of Common Stock
                           at $1.10 per share, through
                           10/15/02                                                      -                 -
                           Warrant to purchase 50,000
                           shares of Series B Preferred Stock
                           at $0.20 per share, through 1/31/01                           -                 -

                                                                                ----------        ----------

                           TOTAL INVESTMENTS                                    $1,807,912        $1,671,491
                                                                                ==========        ==========



                             The accompanying notes are an integral
                               part of these financial statements.

                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                         As of December 31, 1997
----------------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                                      Fair Value
Investment Date            Investment                                               Cost            (Note 3)

----------------------------------------------------------------------------------------------------------------
HAWK CORPORATION           Designs, engineers, manufactures,
(Houghton Acquisition      and markets friction products and
Corporation)               precision engineered components

      January 2, 1997      8% Convertible Promissory Note,
                           due 1/2/99                                           $   77,400        $   77,400

                           8%  Contingent EBITDA
                           Promissory Note, due 4/30/00                                  -                 -

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

FOCI ACQUISITION           A chain of greeting card/
CORPORATION                party stores which offer
(D/B/A FACTORY CARD        a full line of products at
OUTLET)                    everyday value prices

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


                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                              SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                         As of December 31, 1997

----------------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                                      Fair Value
Investment Date            Investment                                               Cost            (Note 3)

----------------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION       Develops and sells steel
                           pipe joining system to the
                           domestic underground
                           utility construction industry

      Sept. 24, 1996       25,000 shares of Convertible
                           Preferred Stock and 25,000 Warrants
                           to purchase convertible Preferred Stock,
                           exercisable at $9.60 per share,
                           through 7/31/03                                      $  200,000        $  200,000

STEREOTAXIS, INC.          Develops and markets a system
                           by which surgery can be conducted
                           remotely using computer
                           controlled magnets

      Dec. 30, 1996        138,889 shares of Preferred Stock                       100,000           100,000

      Nov. 12, 1997        10% Convertible Promissory Note,
                           due 10/31/02                                             39,609            39,609

MEDICAL DEVICE             Specializes in the development,
ALLIANCE, INC,             manufacture and marketing of devices
                           for ultrasound-assisted lipoplasty

      January 24, 1997     20,000 shares of Common Stock                           100,000           100,000

ONLINE RESOURCES &         Provides a variety of inter-
COMMUNICATIONS             active banking and financial
CORPORATION                services to end-users and
                           corporate customers in the
                           banking and financial
                           services industry

      March 17, 1997       1,525 shares of Series C
                           Convertible Preferred Stock                             152,466           152,466

                           Warrants to purchase
                           20,327 shares of Common
                           Stock at $3.00 per warrant,
                           expiring 6/1/02                                               -                 -



                             The accompanying notes are an integral
                               part of these financial statements.


                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                              SCHEDULE OF  PORTFOLIO INVESTMENTS (CONT'D.)
                                         As of December 31, 1997

----------------------------------------------------------------------------------------------------------------

Company                    Nature of Business                                                      Fair Value
Investment Date            Investment                                               Cost            (Note 3)

----------------------------------------------------------------------------------------------------------------
ADVANCED UROSCIENCE,       Developing Acyst, an injectable
INC.                       bulking agent, for the treatment
                           of stress urinary incontinence.

      April 7, 1997        25,000 shares of Series A
                           Preferred Stock                                      $  100,000        $  100,000

NEOCRIN COMPANY            Research and development
                           of minimally invasive,
                           encapsulated cellular transplants
                           for the treatment of diabetes.

      Sept. 3, 1997        50,000 shares of Series E
                           Preferred Stock                                         100,000           100,000

BIOSEPARATIONS, INC.       Develops automated
                           instrumentation that can
                           isolate and process cells for
                           use in biotechnology,
                           diagnostic, therapeutic, and
                           clinical research applications

     October 14, 1997      50,000 shares of Series B
                           Preferred Stock                                         100,000           100,000
                           Warrant to purchase 9,091
                           shares of Common Stock
                           at $1.10 per share, through
                           10/15/02                                                      -                 -
                           Warrant to purchase 50,000
                           shares of Series B Preferred Stock
                           at $0.20 per share, through 1/31/01                           -                 -

                                                                                ----------        ----------

                           TOTAL INVESTMENTS                                    $1,757,091        $1,733,229
                                                                                ==========        ==========

                             The accompanying notes are an integral
                               part of these financial statements.


                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                           STATEMENTS OF FINANCIAL CONDITION

                                         ASSETS
                                         ------
                                                                         December 31,
                                                                 ----------------------------

                                                                    1998              1997
                                                                 ----------        ----------
Investments at Fair Value (Note 3)
  (cost $1,807,912 and $1,757,091, respectively)                 $1,671,491        $1,733,229
Cash and Cash Equivalents                                            26,598           112,496
Accrued Interest and Dividends Receivable                            25,322            18,974
                                                                 ----------        ----------


TOTAL ASSETS                                                     $1,723,411        $1,864,699
                                                                 ==========        ==========



                           LIABILITIES AND PARTNERSHIP CAPITAL
                           -----------------------------------


                                                                         December 31,
                                                                 ----------------------------

                                                                    1998              1997
                                                                 ----------        ----------
Liabilities:

Accounts Payable and Accrued Expenses                            $   14,000        $   15,804
                                                                 ----------        ----------


    TOTAL LIABILITIES                                                14,000            15,804
                                                                 ----------        ----------

Partnership Capital:

Capital - Limited Partners                                        1,692,198         1,830,287
Capital - General Partners                                           17,213            18,608
                                                                 ----------        ----------


    TOTAL  PARTNERSHIP  CAPITAL                                   1,709,411         1,848,895
                                                                 ----------        ----------

TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                          $1,723,411        $1,864,699
                                                                 ==========        ==========



                         The accompanying notes are an integral
                           part of these financial statements.



                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                              STATEMENTS OF INCOME
                                                             For the Years Ended
                                                                 December 31,
                                                ---------------------------------------------


                                                   1998              1997              1996
                                                ---------          --------          --------


                                     INCOME
                                     ------

Dividend and Interest Income                    $  12,302          $ 35,075          $ 83,635
                                                ---------          --------          --------

    TOTAL INCOME                                   12,302            35,075            83,635
                                                ---------          --------          --------



                                    EXPENSES
                                    --------


Management Fees (Note 5)                           14,325            28,851            30,496
Amortization of Deferred
  Organization Costs (Note 3)                           -            36,683            36,684
Professional Fees                                  22,108            31,106            19,898
Independent General Partners' Fees                  2,000            12,000            12,000
Other                                                 794             1,024             1,423
                                                ---------          --------          --------


    TOTAL EXPENSES                                 39,227           109,664           100,501
                                                ---------          --------          --------


Net Loss before Net Realized Gains
  and Net Unrealized Losses                       (26,925)          (74,589)          (16,866)

Net Realized Gain on Sale of
  Investments (Note 6)                                  -           511,973                 -

Net Unrealized Losses
  on Investments                                 (112,559)           (8,564)          (15,298)
                                                ---------          --------          --------


    NET (LOSS) INCOME                           $(139,484)         $428,820          $(32,164)
                                                =========          ========          ========



                     The accompanying notes are an integral
                       part of these financial statements.



                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                               STATEMENTS OF CASH FLOWS

                                                             For the Years Ended
                                                                 December 31,
                                                ---------------------------------------------

                                                   1998              1997             1996
                                                ---------         ---------        ----------
CASH FLOWS (USED) PROVIDED BY OPERATING
  ACTIVITIES:

    Net (loss) income                           $(139,484)        $ 428,820        $  (32,164)
    Adjustments to reconcile net (loss) income
       to net cash provided by
       operating activities:
    Amortization of deferred
       organization costs                               -            36,683            36,683
    Purchase of portfolio investments            (102,421)         (592,083)         (867,615)
    Net realized loss on sale/
       liquidation of portfolio investment              -          (511,973)                -
    Unrealized losses on
       portfolio investments                      112,559             8,564            15,298
    Increase in accrued interest and
       dividends receivable                        (6,348)           (1,139)           (8,251)
    (Decrease) increase in accounts
       payable and accrued expenses                (1,804)            3,704                 -
    Decrease (increase) in prepaid expense              -             2,449            (2,449)
    Sale of  portfolio investments                 51,600           759,593                 -
                                                ---------         ---------        ----------

       Net cash (used) provided by
       operating activities                       (85,898)          134,618          (858,498)

CASH FLOWS USED IN FINANCING ACTIVITIES:

    Capital distributions                               -          (562,650)                -
                                                ---------         ---------        ----------


       Net cash used in financing activities            -          (562,650)                -
                                                ---------         ---------        ----------

       Net decrease  in cash and
       cash equivalents                           (85,898)         (428,032)         (858,498)

CASH AND CASH EQUIVALENTS:

    Beginning of year                             112,496           540,528         1,399,026
                                                ---------         ---------        ----------


    End of year                                   $26,598         $ 112,496        $  540,528
                                                =========         =========        ==========



                     The accompanying notes are an integral
                       part of these financial statements.


                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                      STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                  For the Years Ended December 31, 1998, 1997 and 1996


                                                LIMITED             GENERAL
                                                PARTNERS            PARTNERS          TOTAL
                                               ----------           --------       ----------
Balance, December 31, 1995                     $1,994,572           $20,317        $2,014,889

Net Loss                                          (31,842)             (322)          (32,164)
                                               ----------           -------        ----------


Balance, December 31, 1996                     $1,962,730           $19,995        $1,982,725

Distribution                                     (556,975)           (5,675)         (562,650)

Net Income                                        424,532             4,288           428,820
                                               ----------           -------        ----------


Balance,  December 31, 1997                    $1,830,287           $18,608        $1,848,895

Net Loss                                         (138,089)           (1,395)         (139,484)
                                               ----------           -------        ----------

Balance, December 31, 1998                     $1,692,198           $17,213        $1,709,411
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


4.   PER UNIT INFORMATION

     There is no market for the Limited Partnership interests.
     Per Unit Information is as follows:

                                                       For the Years Ended December 31,
                                                 --------------------------------------------


                                                   1998              1997              1996
                                                 --------          --------          --------
Number of unit holders                                131               131               131
                                                 ========          ========          ========

Limited partnership units                         111,395           111,395           111,395

General partnership units                           1,135             1,135             1,135
                                                 --------          --------          --------

Total units outstanding                           112,530           112,530           112,530
                                                 ========          ========          ========

Net asset value per unit                         $  15.19          $  16.43          $  17.62
                                                 ========          ========          ========

Net income (loss) per unit                       $  (1.24)         $   3.81          $   (.29)
                                                 ========          ========          ========


5.   RELATED PARTY TRANSACTIONS

          The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

          The Managing General Partner performs management and administrative services for the operation of the Partnership. The Management Agreement was amended to waive the annual management fee of 1.5% of total assets to the Managing General Partner. This payment was terminated after the second quarter of 1998; fees for 1998 totaled $14,325 compared to $28,851 for the full year 1997.

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

6.  INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the years ended December 31, 1998, 1997 and 1996, respectively.

For the year ended December 31, 1998
------------------------------------
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
                                                                   ========


SALES:

Hawk Corp. (Houghton
Payment of Acquisition
Corp.)                     Term Note                                $51,600        $51,600              -
                                                                   --------        -------          -----


      TOTAL SALES                                                   $51,600        $51,600              -
                                                                   ========        =======          =====


<Fa> On June 26,1998, the Stereotaxis, Inc. 10% Convertible Promissory
Note, due October 31, 2002 converted into 26,406 shares of Series C Preferred Stock. The outstanding interest on this 10% Convertible Promissory Note ($2,420 as of 6/26/98) was converted into 1,613 shares of Series C Preferred Stock. Additionally, the Partnership received 5,281 warrants to purchase Preferred Stock at $1.50 per share, exercisable through October 31, 2002.


For the year ended December 31, 1997
------------------------------------
                           Type of                                                                  Realized
Company                    Investment                                Cost         Proceeds         Gain (Loss)
-------                    ----------                                ----         --------         -----------
PURCHASES:

Medical Device
Alliance, Inc.             Common Stock                            $100,000

Online Resources &
Communications             Promissory Note
Corporation                & Warrants                               152,466


Advanced                   Series A
UroScience, Inc.           Preferred Stock                          100,000

Computer Motion, Inc.      Warrants                                       8

Neocrin Company            Series E
                           Preferred Stock                          100,000

BioSeparations, Inc.       Series B
                           Preferred Stock
                           & Warrants                               100,000

Stereotaxis, Inc.          Convertible
                           Promissory Note                           39,609
                                                                   --------


      TOTAL PURCHASES                                              $592,083
                                                                   ========


SALES:

Houghton                   Class A Cumulative
Acquisition Corp.          Redeemable
                           Preferred Stock                         $200,013       $711,986<Fa>      $511,973

Computer Motion, Inc.      Term Note                                125,000        125,000              -

Computer Motion, Inc.      Fractional Shares
                           Common Stock                                   7              7              -
                                                                   --------       --------          --------


      TOTAL SALES                                                  $325,020       $836,993          $511,973
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


For the year ended December 31, 1996
------------------------------------
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

Permalok  Corporation      Convertible
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

Specific Information regarding the Independent General Partners:

     Tommy L. Gleason, Jr., 53, has been an Independent General Partner of the Partnership since May 1992. He is also an independent general partner of Community Investment Partners, L.P., a business development company. Mr. Gleason is the Chairman and Chief Executive Officer of Galaxy Systems Management, Inc., the general Partner of Galaxy Telecom, L.P., which is involved in management of cable television systems located in sixteen states and serving approximately 175,000 subscribers. Mr. Gleason owns 2,026 Units.

     E. Stanley Kroenke, 51, has served as an Independent General Partner of the Partnership since May 1992. He is also an independent general partner of Community Investment Partners, L.P., a business development company. Mr. Kroenke leads a company that is a national investor, developer, and owner of commercial real estate. The company is a developer and owner of numerous shopping centers, office buildings and apartment projects around the country. Mr. Kroenke is co-owner of the St. Louis Rams National Football League franchise. He serves as a member of the board of directors of Wal-Mart Stores, Inc., Bentonville, Arkansas; Central Bancompany, Jefferson City, Missouri; and Boone County National Bank, Columbia, Missouri. He is a trustee of the College of the Ozarks in Point Lookout, Missouri. He also serves on the boards of the Greater St. Louis Area Council Boy Scouts of America and the St. Louis Art Museum. Mr. Kroenke owns 5,633 Units.

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

The Directors and Officers of CIP Management, Inc. are as follows:

     Daniel A. Burkhardt, 51, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of St. Joseph Light & Power Co. and SEMCO Energy, Inc. Mr. Burkhardt is the beneficial owner of 4,052 Units.

     Ray L. Robbins, Jr., 54, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins is a beneficial owner of 3,242 Units.

     Marilyn A. Gaffney, 40, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 405 Units.

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

     As of March 15, 1999, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

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

          3.   Exhibits:

               (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 4, 1992.

               (4)  Form of Unit Certificate. <F*>

               (10) Management Agreement dated November 4, 1992,
                    between the Partnership and CIP Management, L.P.,
                    LLLP. <F**>

               (28) Prospectus of the Partnership dated November 4,
                    1992, filed with the Securities and Exchange
                    Commission in connection with Registration
                    Statement No. 33-47917 on Form N-2 under the
                    Securities Act of 1933. <F**>

               [FN]
               <F*> Incorporated by reference to Exhibit A of the
                    Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

               <F**>Incorporated by reference to the Partnership's
                    Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933.

     b. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     c.   Exhibits filed as part of this report are included in Item (14)
          (a)(3) above.

     d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March, 1999.

                            Community Investment Partners II, L.P.
                            By: CIP Management, L.P., LLLP, its
                                Managing General Partner

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



/s/  Ray L. Robbins
------------------------------          Vice President and Director of CIP
Ray L. Robbins                          Management, Inc.



/s/  Tommy L. Gleason, Jr.
------------------------------          Individual General Partner,
Tommy L. Gleason, Jr.                   Community Investment Partners, II, L.P.



/s/  E. Stanley Kroenke
------------------------------          Individual General Partner,
E. Stanley Kroenke                      Community Investment Partners, II, L.P.

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


______________________

<F*>Incorporated by reference
