Form 10-Q
period 1999-03-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 1999-05-14
CIK 887499

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                       ______________________

                             FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   MARCH 31, 1999
                  Commission file number   0-18042


               COMMUNITY INVESTMENT PARTNERS II, L.P.
______________________________________________________________________
       (Exact name of registrant as specified in its charter)


   MISSOURI                                43-1609351
______________________________________________________________________
   (State or other jurisdiction of         (IRS Employer
   incorporation or organization)          Identification No.)

   12555 Manchester Road
   St. Louis, Missouri                     63131
______________________________________________________________________
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code   (314) 515-2000
                                                     --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days
YES  [ X ]  NO [     ]

           COMMUNITY INVESTMENT PARTNERS II, L.P.

                           INDEX

                                                                  Page
                                                                 Number
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Schedule of Portfolio Investments                          3
         Statement of Financial Condition                           6
         Statement of Income                                        7
         Statement of Cash Flows                                    8
         Statement of Changes in Partnership Capital                9
         Notes to Financial Statements                             10

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      11

Part II. OTHER INFORMATION  <F*>

Item 1.  Legal Proceedings                                         13

Item 6.  Exhibits and Reports on Form 8-K                          13

         Signatures                                                14

<F*>     Items 2,3,4 and 5 are omitted as they are not applicable

                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COMMUNITY INVESTMENT PARTNERS II, L.P.
                               SCHEDULE OF PORTFOLIO INVESTMENTS
                                      As of March 31, 1999

___________________________________________________________________________________________________
Company                    Nature of Business
Investment Date            Investment                                     Cost      Fair Value

___________________________________________________________________________________________________
HAWK CORPORATION           Designs, engineers, manufactures,
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

COMPUTER MOTION, INC.      Develops and supplies medical robotics

      September 6, 1996    40,948 warrants to purchase
                           common stock, exercisable
                           at $4.569 per warrant through
                           5/2/03                                               8            8

      September 6, 1996    16,208 shares of Common Stock                  124,993      162,080
                           16,209 warrants to purchase
                           common stock, exercisable
                           at $7.712 per warrant,
                           through 12/31/03                                   250          250

FOCI ACQUISITION           A chain of greeting card/
CORPORATION                party stores which offer
(D/B/A FACTORY CARD        a full line of products at
OUTLET)                    everyday value prices

      July 30, 1996        26,063 Common Shares                           249,865           -
___________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.



                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            COMMUNITY INVESTMENT PARTNERS II, L.P.
                          SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                      As of March 31, 1999
___________________________________________________________________________________________________

Company                    Nature of Business
Investment Date            Investment                                     Cost      Fair Value
___________________________________________________________________________________________________
PERMALOK CORPORATION       Develops and sells steel
                           pipe joining system to the
                           domestic underground
                           utility construction industry

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

                           Warrants to purchase
                           20,327 shares of Common
                           Stock at $3.00 per warrant,
                           expiring 6/1/02
___________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.



                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COMMUNITY INVESTMENT PARTNERS II, L.P.
                           SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                     As of March 31, 1999
___________________________________________________________________________________________________

Company                    Nature of Business
Investment Date            Investment                                     Cost      Fair Value
___________________________________________________________________________________________________
ADVANCED UROSCIENCE,       Developing Acyst, an injectable
INC.                       bulking agent, for the treatment
                           of stress urinary incontinence.

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

BIOSEPARATIONS, INC.       Develops automated
                           instrumentation that can
                           isolate and process cells for
                           use in biotechnology,
                           diagnostic, therapeutic, and
                           clinical research applications

     October 14, 1997      50,000 shares of Series B
                           Preferred Stock                                100,000      100,000
                           Warrant to purchase 9,091
                           shares of Common Stock
                           at $1.10 per share, through
                           10/15/02                                             -            -

                           Warrant to purchase 50,000
                           shares of Series B Preferred Stock
                           at $0.20 per share, through 1/31/01                  -            -
                                                                       ----------   ----------

                           TOTAL INVESTMENTS                           $1,782,112   $1,569,334
                                                                       ==========   ==========

___________________________________________________________________________________________________


The accompanying notes are an integral part of these financial statements.

                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                  March 31,       December 31,
                                                                    1999              1998
______________________________________________________________________________________________

                                     ASSETS
                                     ------

Investments at Fair Value
   (cost $1,782,112 and $1,807,912, respectively)                $1,569,334        $1,671,491
Cash and Cash Equivalents                                            49,299            26,598
Accrued Interest and Dividends Receivable                            26,775            25,322
                                                                 ----------        ----------
TOTAL ASSETS                                                     $1,645,408        $1,723,411
                                                                 ==========        ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

Liabilities:
Accounts Payable and Accrued Expenses                            $   17,500        $   14,000
                                                                 ----------        ----------
   TOTAL LIABILITIES                                                 17,500            14,000
                                                                 ----------        ----------
Partnership Capital:

Capital - Limited Partners                                        1,611,510         1,692,198
Capital - General Partners                                           16,398            17,213
                                                                 ----------        ----------

   TOTAL PARTNERSHIP CAPITAL                                      1,627,908         1,709,411
                                                                 ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                           $1,645,408        $1,723,411
                                                                 ==========        ==========

______________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     COMMUNITY INVESTMENT PARTNERS II, L.P.
                               STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                 Three Months      Three Months
                                                                    Ended             Ended
                                                                March 31, 1999    March 31, 1998
___________________________________________________________________________________________________
                                     INCOME
                                     ------

Dividend and Interest Income                                       $  1,980          $  3,874
                                                                   --------          --------

   TOTAL INCOME                                                       1,980             3,874
                                                                   --------          --------

                                    EXPENSES
                                    --------

Management Fees                                                           -             7,092
Professional Fees                                                     6,213             4,096
Independent General Partners' Fees                                        -             1,000
                                                                   --------          --------

   TOTAL EXPENSES                                                     6,213            12,188
                                                                   --------          --------

Net Loss before Realized Losses and
   Unrealized (Losses) Gains                                         (4,233)           (8,314)
Net Realized Losses on
   Sale of Investments                                                 (913)                -
Net Unrealized (Losses) Gains on
   Investments                                                      (76,357)          120,144
                                                                   --------          --------
NET (LOSS) INCOME                                                  $(81,503)         $111,830
                                                                   ========          ========
Per Unit Information:
   Net (Loss) Income                                               $   (.72)         $    .99
                                                                   ========          ========
   Net Asset Value                                                 $  14.47          $  17.42
                                                                   ========          ========
Units Outstanding:
   Limited Partners                                                 111,395           111,395
   General Partners                                                   1,135             1,135
___________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months      Three Months
                                                                    Ended             Ended
                                                                March 31, 1999    March 31, 1998
___________________________________________________________________________________________________
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net (loss) income                                               $(81,503)       $ 111,830
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities -
   Increase in accrued expenses                                       3,500            8,254
   Increase in accrued interest and
    dividends receivable                                             (1,453)          (1,928)
   Sale of portfolio investments                                     24,887           51,600
   Unrealized losses (gains) on portfolio investments                76,357         (120,144)
   Net realized losses on sale of portfolio investments                 913                -
                                                                   --------        ---------

   Total cash provided by operating activities                       22,701           49,612
                                                                   --------        ---------


   Net increase in cash and cash equivalents                         22,701           49,612

CASH AND EQUIVALENTS, beginning of period                            26,598          112,496
                                                                   --------        ---------

CASH AND EQUIVALENTS, end of period                                $ 49,299         $162,108
                                                                   ========         ========

___________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                         Part. 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                   (UNAUDITED)


                                                Three Months Ended March 31, 1999 and 1998

                                            Limited Partners    General Partners      Total
_______________________________________________________________________________________________
Balance, December 31, 1997                     $1,830,287           $18,608        $1,848,895

Net Income                                        110,712             1,118           111,830
                                               ----------           -------        ----------

Balance, March 31, 1998                        $1,940,999           $19,726        $1,960,725
                                               ==========           =======        ==========


Balance, December 31, 1998                     $1,692,198           $17,213        $1,709,411

Net Loss                                          (80,688)             (815)          (81,503)
                                               ----------           -------        ----------

Balance, March 31, 1999                        $1,611,510           $16,398        $1,627,908
                                               ==========           =======        ==========

_______________________________________________________________________________________________


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

              Part. 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               COMMUNITY INVESTMENT PARTNERS II, L.P.
                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

     Net loss for the period ending March 31, 1999 was $81,503, compared to net income of $111,830 for the period ending March 31, 1998. The difference is primarily attributable to net unrealized losses of $76,357 in the first quarter of 1999 versus net unrealized gains of $120,144 in the first quarter of 1998. Also, expenses have decreased nearly 50%, from $12,188 in the first quarter of 1998 to $6,213 in the first quarter of 1999 due to management waiving the management fee and the discontinuance of the director's fee.

     Net unrealized losses are comprised of net unrealized losses from FCOA Acquisition Corporation and Computer Motion, Inc. in the amounts of $35,837 and $40,520, respectively. FCOA Acquisition Corporation has filed for Chapter 11 Bankruptcy as of March 23, 1999.

     As of March 31, 1999, unrealized losses on investments totaled $212,778. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

              Part. 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended March 31, 1999.

                           Type of                                                    Realized
Company                    Transaction              Cost           Proceeds             Loss
------------------------   -------------------    --------         --------           --------
SALES:
------
Quarter 1 ended:
----------------
Hawk Corp. (Houghton       Payment of
  Acquisition Corp.)       Term Note              $25,800           $24,887            $(913)
                                                  --------         --------           --------

    TOTAL SALES                                   $25,800           $25,800            $(913)
                                                  ========         ========           ========

LIQUIDITY AND CAPITAL RESOURCES

     The partnership's total capital of $1,627,908 as of March 31, 1999, consisted of $1,611,510 in limited partner capital and $16,398 in general partner capital. Net loss was allocated to the limited partners in the amount of $80,688 and to the general partners in the amount of $815.

     At March 31, 1999, the Partnership had $49,299 in cash and cash equivalents.


SUBSEQUENT EVENTS

     The Partnership has made an additional investment of $6,000 in Neocrin Company on April 23, 1999, purchasing 3,000 shares of Series F Preferred Stock.

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


               COMMUNITY INVESTMENT PARTNERS II, L.P.

      By:   CIP Management, L.P., LLLP, Managing General Partner
      By:   CIP Management, Inc., its Managing General Partner

/s/  Daniel A. Burkhardt
     _______________________   President, Treasurer and Director      May 10, 1999
     Daniel A. Burkhardt


/s/  Ray L. Robbins
     _______________________   Vice-President and Director            May 10, 1999
     Ray L. Robbins