Form 10-Q
period 1999-06-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1999-08-13
CIK 887499

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                          ----------------------

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999  Commission file number 0-18042


                    COMMUNITY INVESTMENT PARTNERS II, L.P.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     MISSOURI                                          43-1609351
----------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                               63131
----------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     (314) 515-2000
                                                   -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  YES  X  NO
           ---    ---

               COMMUNITY INVESTMENT PARTNERS II, L.P.

                              INDEX


                                                                   Page
                                                                  Number

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Schedule of Portfolio Investments                           3
         Statement of Financial Condition                            7
         Statement of Income                                         8
         Statement of Cash Flows                                     9
         Statement of Changes in Partnership Capital                10
         Notes to Financial Statements                              11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        12

Part II. OTHER INFORMATION <F*>

Item 1.  Legal Proceedings                                          15

Item 6.  Exhibits and Reports on Form 8-K                           15

         Signatures                                                 17

[FN]
<F*>Items 2,3,4 and 5 are omitted as they are not applicable

               Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS

                                            AS OF JUNE 30, 1999
------------------------------------------------------------------------------------------------------
        Company                     Nature of Business
Initial Investment Date                Investment                                 Cost      Fair Value
------------------------------------------------------------------------------------------------------
HAWK CORPORATION         Designs, engineers, manufactures,
(Houghton Acquisition    and markets friction products and precision
Corporation)             engineered components

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

COMPUTER MOTION, INC.    Develops and supplies medical robotics
(RBOT)

    September 6, 1996    40,948 warrants to purchase
                         common stock, exercisable at
                         $4.569 per warrant through 5/2/03                             8             8

    September 6, 1996    16,208 shares of Common Stock                           124,993       165,119

                         16,209 warrants to purchase
                         common stock, exercisable at
                         $7.712 per warrant, through 12/31/03                        250           250

FCOA ACQUISITION         A chain of greeting card/
CORPORATION              party stores which offer
(d/b/a Factory Card      a full line of products at
Outlet) (FCPY)           everyday value prices

    July 30, 1996        26,063 Common Shares                                    249,865             -

------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




             Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                               SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)

                                            AS OF JUNE 30, 1999

------------------------------------------------------------------------------------------------------
        Company                    Nature of Business
Initial Investment Date               Investment                                  Cost      Fair Value
------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION     Develops and sells steel pipe joining
                         system to the domestic underground utility
                         construction industry

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

    November 12, 1997    28,019 shares of Series C Preferred
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

------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




               Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                               SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)

                                            AS OF JUNE 30, 1999

------------------------------------------------------------------------------------------------------
        Company                  Nature of Business
Initial Investment Date              Investment                                   Cost      Fair Value
------------------------------------------------------------------------------------------------------
ONLINE RESOURCES &       Provides a variety of inter-
COMMUNICATIONS           active banking and financial services
CORPORATION              to end-users and corporate
                         customers in the banking and
                         financial services industry

    March 17, 1997       18,118 shares of common stock                           152,466       245,726

                         Warrants to purchase
                         7,233 shares of Common
                         Stock at $8.43 per share,
                         expiring 6/1/02                                               -             -

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

NEOCRIN COMPANY          Research and development
                         of minimally invasive,
                         encapsulated cellular transplants
                         for the treatment of diabetes.

    September 3, 1997    50,000 shares of Series E
                         Preferred Stock                                         100,000       100,000

    April 23, 1999       3,000 shares of Series F
                         Preferred Stock                                           6,000         6,000

------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.





          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                               SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)

                                            AS OF JUNE 30, 1999

------------------------------------------------------------------------------------------------------
       Company                    Nature of Business
Initial Investment Date               Investment                                 Cost       Fair Value
------------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.     Develops automated instrumentation
                         that can isolate and process cells for
                         use in biotechnology, diagnostic,
                         therapeutic, and clinical research applications

    October 14, 1997     50,000 shares of Series B
                         Preferred Stock                                         100,000       100,000

                         Warrant to purchase 9,091 shares
                         of Common Stock at $1.10 per
                         share, through 10/15/02                                       -             -

                         Warrant to purchase 50,000 shares
                         of Series B Preferred Stock at $0.20
                         per share, through 1/31/01                                    -             -
                                                                              ----------    ----------

                                                                              $1,788,112    $1,671,633
                                                                              ==========    ==========

------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

               Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  STATEMENT OF FINANCIAL CONDITION

                                                                            Unaudited
                                                                             June 30,      December 31,
                                                                               1999           1998
-------------------------------------------------------------------------------------------------------
                                               ASSETS
                                               ------

Investments at Fair Value
    (cost $1,788,112 and $1,807,912, respectively)                          $1,671,633      $1,671,491
Cash and Cash Equivalents                                                       26,479          26,598
Accrued Interest and Dividends Receivable                                       28,742          25,322
                                                                            ----------      ----------

    TOTAL ASSETS                                                            $1,726,854      $1,723,411
                                                                            ==========      ==========


                                LIABILITIES AND PARTNERSHIP CAPITAL
                                -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                                       $    7,120      $   14,000
                                                                            ----------      ----------

    TOTAL LIABILITIES                                                            7,120          14,000
                                                                            ----------      ----------

Partnership Capital:

Capital - Limited Partners                                                   1,702,418       1,692,198
Capital - General Partners                                                      17,316          17,213
                                                                            ----------      ----------

    TOTAL PARTNERSHIP CAPITAL                                                1,719,734       1,709,411
                                                                            ----------      ----------

TOTAL LIABILITIES AND
    PARTNERSHIP CAPITAL                                                     $1,726,854      $1,723,411
                                                                            ==========      ==========

-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

            Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.
                                           STATEMENT OF INCOME
                                               (UNAUDITED)
                                                             Three Months Ended       Six Months Ended
                                                            June 30,     June 30,   June 30,    June 30,
                                                              1999         1998       1999        1998
--------------------------------------------------------------------------------------------------------
                                            INCOME
                                            ------
Dividend and Interest Income                                $ 1,969     $  3,441    $  3,949    $  7,315
                                                            -------     --------    --------    --------

      TOTAL INCOME                                            1,969        3,441       3,949       7,315
                                                            -------     --------    --------    --------

                                           EXPENSES
                                           --------

Professional Fees                                             6,441       10,394      12,655      14,490
Management Fees                                                  --        7,233          --      14,325
Independent General Partners' Fees                               --        1,000          --       2,000
                                                            -------     --------    --------    --------

      TOTAL EXPENSES                                          6,441       18,627      12,655      30,815
                                                            -------     --------    --------    --------

Net (Loss) before Realized Gains and
    Unrealized (Losses) and Gains                            (4,472)     (15,186)     (8,706)    (23,500)
Net Realized Gains on
    Sale of Investments                                          --           --        (913)         --
Net Unrealized Gains (Losses) on
    Investments                                              96,299      (71,479)     19,942      48,665
                                                            -------     --------    --------    --------

NET INCOME (LOSS)                                           $91,827     $(86,665)   $ 10,323    $ 25,165
                                                            =======     ========    ========    ========

Per Unit Information:
      Net Income (Loss)                                     $   .81     $   (.77)   $    .09    $    .22
                                                            =======     ========    ========    ========

      Net Asset Value (as of June 30, 1999
      and December 31, 1998)                                                        $  15.28    $  15.19
                                                                                    ========    ========

Units Outstanding:
      Limited Partners                                                               111,395     111,395
      General Partners                                                                 1,135       1,135

--------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

             Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                                               Six Months Ended
                                                         June 30, 1999   June 30, 1998
--------------------------------------------------------------------------------------
CASH FLOWS (USED) PROVIDED BY
OPERATING ACTIVITIES:

    Net Income                                             $ 10,323        $  25,165
    Adjustments to reconcile Net Income to Net
      Cash Used by Operating Activities -
    Decrease in Accrued Expenses                             (6,880)          (9,159)
    Increase in Accrued Interest and
      Dividends Receivable                                   (3,420)          (2,410)
    Purchase of Portfolio Investments                        (6,000)        (102,421)
    Sale of Portfolio Investments                            24,887           51,600
    Unrealized Gains on Portfolio Investments               (19,942)         (48,665)
    Net Realized Losses on Sale of Portfolio Investments        913               --
                                                           --------        ---------

    Total Cash Used by Operating Activities                $   (119)       $ (85,890)


CASH AND EQUIVALENTS, beginning of period                    26,598          112,496
                                                           --------        ---------

CASH AND EQUIVALENTS, end of period                        $ 26,479        $  26,606
                                                           ========        =========

--------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

             Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                               (UNAUDITED)
                                                           Six Months Ended June 30, 1999 and 1998
                                                    Limited Partners   General Partners        Total
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                             $1,830,287           $18,608          $1,848,895

Net Income                                                 24,913               252              25,165
                                                       ----------           -------          ----------

Balance, June 30, 1998                                 $1,855,200           $18,860          $1,874,060
                                                       ==========           =======          ==========



Balance, December 31, 1998                             $1,692,198           $17,213          $1,709,411

Distribution                                                   --                --                  --

Net Income                                                 10,220               103              10,323
                                                       ----------           -------          ----------

Balance, June 30, 1999                                 $1,702,418           $17,316          $1,719,734
                                                       ==========           =======          ==========

-------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                   Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

               COMMUNITY INVESTMENT PARTNERS II, L.P.
                   NOTES TO FINANCIAL STATEMENTS

                            (UNAUDITED)

BASIS OF PRESENTATION

    Community Investment Partners II, L.P. (CIP II) is a limited partnership which has elected to be a business development company under the Investment Company Act of 1940, as amended. As a business development company, the partnership is required to invest at least 70% of its total assets in qualifying investments as specified in the Investment Company Act. CIP Management, L.P., LLLP (Management), a limited liability limited partnership, is the Managing General Partner of CIP II. Management is responsible for making all decisions regarding CIP II's investment portfolio. CIP II is no longer making initial investments, but may increase existing holdings.

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

                  Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               COMMUNITY INVESTMENT PARTNERS II, L.P.
                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 VERSUS QUARTER ENDED JUNE 30, 1998

    Net income for the three months ended June 30, 1999 was $91,827, compared to a net loss of $86,665 for the three months ended June 30, 1998. Income for the three months ended June 30, 1999 is comprised of $1,969 interest income and an unrealized gain on investments in the amount of $96,299, primarily the result of an increase in the share price of Online Resources and Communications Corporation common stock. Interest income decreased approximately 57% from 1998, due to the repayment of Hawk Corporation promissory notes.

    Expenses for the three months ended June 30, 1999 were $6,441, a decrease of $12,186 from the same period in 1998. The decrease in expenses related to the termination of the directors' fee, waiving of management fees, and lower other professional expenses. Directors' fees were discontinued after the second quarter of 1998 due to the fact that initial investments were no longer being made. The Management Agreement was amended after the second quarter of 1998 to waive the annual management fee.

    The June 30, 1999 unrealized loss on investments was $116,479. The unrealized loss consisted of a $93,259 unrealized gain on online Resources and Communications Corporation, a $40,126 unrealized gain on Computer Motion, Inc., and a $249,864 unrealized loss on FCOA Acquisition Corp., which declared bankruptcy in the first quarter of 1999. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

    Net income for the six months ended June 30, 1999 and 1998 was $10,323 and $25,165, respectively. The decrease in net income is attributable to lower unrealized gains on investments for the period ended June 30, 1999, compared to the same period in 1998.

    Dividend and interest income decreased 46%, or $3,366 from the six months ended June 30, 1998 due to the repayment of Hawk Corporation promissory notes. Expenses decreased $18,162 (59%) compared to the six month period ended June 30, 1998 as a result of decreased professional expenses, mainly directors' fees and management fees.

    On May 22, 1999, Online Resources and Communications Corporation issued a 2.81 reverse stock split. The company also completed a public offering in early June 1999. As a result, the 1,515 shares of Series C convertible preferred stock were automatically converted to 18,118 shares of common stock. The warrants previously held now entitle the Company to purchase 7,233 shares of common stock at the price of $8.43 per share. The warrants are valid through June 1, 2002, when they expire.

                  Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended June 30, 1999.

                         Type of                                         Realized
Company                Transaction            Cost       Proceeds       Gain (Loss)
-----------------------------------------------------------------------------------
SALES:
------
Quarter 1 ended:
----------------
Hawk Corp. (Houghton   Payment of
  Acquisition Corp.)   Term Note            $25,800       $24,887         $(913)
                                            -------       -------         -----

    Total Sales                             $25,800       $24,887         $(913)
                                            =======       =======         =====


PURCHASES:
----------
Quarter 2 ended:
----------------
BioSeparations, Inc.   Purchase of Series
                       F Preferred Stock    $ 6,000
                                            -------

    Total Purchases                         $ 6,000
                                            =======


     In addition to the above transactions, the 1,525 shares of Online Resources and Communications Corporation Series C Convertible Preferred Stock previously held underwent a 2.81 reverse stock split and were converted in 18,118 shares of common stock in conjunction with a public offering. The Partnership now hold warrants to purchase 7,233 shares of common stock, exercisable at $8.43 until June 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    The partnership's total capital of $1,719,734 as of June 30, 1999, consisted of $1,702,418 in limited partner capital and $17,316 in general partner capital. Net income was allocated to the limited partners in the amount of $10,220 and to the general partners in the amount of $103.

    At June 30, 1999, the Partnership had $26,479 in cash and cash equivalents.


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

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended June 30, 1999.

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


              COMMUNITY INVESTMENT PARTNERS II, L.P.

      By: CIP Management, L.P., LLLP, Managing General Partner
      By: CIP Management, Inc., its Managing General Partner

/s/  Daniel A. Burkhardt       President, Treasurer and Director     August 13, 1999
-----------------------------
     Daniel A. Burkhardt


/s/  Ray L. Robbins, Jr.       Vice-President and Director           August 13, 1999
-----------------------------
     Ray L. Robbins, Jr.