Form 10-Q
period 1999-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 1999-11-15
CIK 887499

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                        ---------------------

                              FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  SEPTEMBER 30, 1999
                   Commission file number  0-20213


                COMMUNITY INVESTMENT PARTNERS II, L.P.
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


   MISSOURI                                        43-1609351
------------------------------------------------------------------------
   (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)                  Identification No.)

   12555 Manchester Road
   St. Louis, Missouri                             63131
------------------------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)

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

[FN]
<F*>    Items 2,3,4 and 5 are omitted as they are not applicable

                  Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                                 SCHEDULE OF PORTFOLIO INVESTMENTS
                                      AS OF SEPTEMBER 30,1999
----------------------------------------------------------------------------------------------------------
Company                    Nature of Business
Initial Investment Date    Investment                                            Cost           Fair Value
----------------------------------------------------------------------------------------------------------
HAWK CORPORATION           Designs, engineers, manufactures,
(Houghton Acquisition      and markets friction products and precision
Corporation)               engineered components

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

----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                     Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                              SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                       AS OF SEPTEMBER 30,1999
----------------------------------------------------------------------------------------------------------
Company                    Nature of Business
Initial Investment Date    Investment                                            Cost           Fair Value
----------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION       Develops and sells steel pipe joining
                           system to the domestic underground utility
                           construction industry

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

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

               Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                              SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                      AS OF SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------
Company                    Nature of Business
Initial Investment Date    Investment                                            Cost          Fair Value
---------------------------------------------------------------------------------------------------------
ONLINE RESOURCES &         Provides a variety of inter-
COMMUNICATIONS             active banking and financial services
CORPORATION                to end-users and corporate
(ORCC)                     customers in the banking and
                           financial services industry

   March 17, 1997          18,118 shares of common stock                        152,466           251,387

                           Warrants to purchase
                           7,233 shares of Common
                           Stock at $8.43 per share,
                           expiring 6/1/02                                            -                 -

ADVANCED UROSCIENCE,       Developing Acyst, an injectable
INC.                       bulking agent, for the treatment
                           of stress urinary incontinence.

   April 7, 1997           25,000 shares of Series A
                           Preferred Stock                                      100,000           100,000

NOVOCELL, INC.             Research and development of
                           minimally invasive, encapsulated
                           cellular transplant for the
                           treatment of diabetes.

   September 9, 1999       10,000 shares of Series A
                           Preferred Stock                                       10,000            10,000

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                 Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                      AS OF SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------
Company                    Nature of Business
Initial Investment Date    Investment                                           Cost           Fair Value
---------------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.       Develops automated instrumentation
                           that can isolate and process cells for
                           use in biotechnology, diagnostic,
                           therapeutic, and clinical research applications

   October 14, 1997        50,000 shares of Series B
                           Preferred Stock                                      100,000           100,000

                           Warrant to purchase 9,091 shares
                           of Common Stock at $1.10 per
                           share, through 10/15/02                                    -                 -

                           Warrant to purchase 50,000 shares
                           of Series B Preferred Stock at $0.20
                           per share, through 1/31/01                                 -                 -
                                                                             ----------        ----------

                                                                             $1,692,112        $1,578,255
                                                                             ==========        ==========

---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                 Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                               STATEMENT OF FINANCIAL CONDITION
                                                                  Unaudited
                                                                September 30,            December 31,
                                                                    1999                    1998
------------------------------------------------------------------------------------------------------
                                        ASSETS
                                        ------
Investments at Fair Value
   (cost $1,692,112 and $1,807,912, respectively)                $1,578,255              $1,671,491
Cash and Cash Equivalents                                            15,963                  26,598
Accrued Interest and Dividends Receivable                            30,712                  25,322
                                                                 ----------              ----------

   TOTAL ASSETS                                                  $1,624,930              $1,723,411
                                                                 ==========              ==========

                          LIABILITIES AND PARTNERSHIP CAPITAL
                          -----------------------------------
Liabilities:

Accounts Payable and Accrued Expenses                            $   10,680              $   14,000
                                                                 ----------              ----------

   TOTAL LIABILITIES                                                 10,680                  14,000
                                                                 ----------              ----------

Partnership Capital:

Capital - Limited Partners                                        1,597,989               1,692,198
Capital - General Partners                                           16,261                  17,213
                                                                 ----------              ----------

   TOTAL PARTNERSHIP CAPITAL                                      1,614,250               1,709,411
                                                                 ----------              ----------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                           $1,624,930              $1,723,411
                                                                 ==========              ==========

------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                   Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                               COMMUNITY INVESTMENT PARTNERS II, L.P.
                                       STATEMENT OF INCOME
                                           (UNAUDITED)
                                                    Three Months Ended                   Nine Months Ended
                                                 Sept. 30,        Sept. 30,         Sept. 30,         Sept. 30,
                                                   1999              1998              1999              1998
===============================================================================================================

                                                  INCOME
                                                  ------

Dividend and Interest Income                    $   1,969         $   2,491         $   5,918         $   9,806
                                                ---------         ---------         ---------         ---------

   TOTAL INCOME                                     1,969             2,491             5,918             9,806
                                                ---------         ---------         ---------         ---------

                                                 EXPENSES
                                                 --------
Professional Fees                                   3,560             3,178            16,215            17,646
Management Fees                                        --                --                --            14,325
Independent General Partners' Fees                     --                --                --             2,000
Other                                                 515               515               515               536
                                                ---------         ---------         ---------         ---------


   TOTAL EXPENSES                                   4,075             3,693            16,730            34,507
                                                ---------         ---------         ---------         ---------


Net (Loss) before Realized Gains and
   Unrealized Gains and (Losses)                   (2,106)           (1,202)          (10,812)          (24,701)
Net Realized Losses on
   Sale of Investments                           (106,000)               --          (106,913)               --
Net Unrealized Gains (Losses) on
   Investments                                      2,622          (126,554)           22,564           (77,889)
                                                ---------         ---------         ---------         ---------


NET LOSS                                        $(105,484)        $(127,756)        $ (95,161)        $(102,590)
                                                =========         =========         =========         =========

Per Unit Information:
   Net Loss                                     $    (.94)        $   (1.14)        $    (.85)        $    (.91)
                                                ---------         ---------         ---------         ---------

   Net Asset Value (as of Sept. 30, 1999
   and December 31, 1998)                                                           $   14.34         $   15.19
                                                                                    =========         =========

Units Outstanding:
   Limited Partners                                                                   111,395           111,395
   General Partners                                                                     1,135             1,135

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                  Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                              COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     STATEMENT OF CASH FLOWS
                                           (UNAUDITED)
                                                                                         Nine Months Ended
                                                                                  Sept. 30, 1999   Sept. 30, 1998
=================================================================================================================
CASH FLOWS (USED) PROVIDED BY
OPERATING ACTIVITIES:

   Net Loss                                                                          $(95,161)       $(102,590)
   Adjustments to reconcile Net Income to Net
    Cash Used by Operating Activities -
   Sale of Portfolio Investments                                                       24,887           51,600
   Unrealized (Gains) Losses on Portfolio Investments                                 (22,564)          77,889
   Net Realized Losses on Sale of Portfolio Investments                               106,913               --
   Decrease in Accrued Expenses                                                        (3,320)          (5,982)
   Increase in Accrued Interest and
   Dividends Receivable                                                                (5,390)          (4,379)
   Purchase of Portfolio Investments                                                  (16,000)        (102,421)
                                                                                     --------        ---------

   Total Cash Used by Operating Activities                                           $(10,635)       $ (85,883)

CASH AND EQUIVALENTS, beginning of period                                              26,598          112,496
                                                                                     --------        ---------

CASH AND EQUIVALENTS, end of period                                                  $ 15,963        $  26,613
                                                                                     ========        =========

------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

              Part 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                               STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                               (UNAUDITED)
                                                                Nine Months Ended September 30, 1999 and 1998

                                                              Limited Partners    General Partners     Total
=================================================================================================================
Balance, December 31, 1997                                       $1,830,287           $18,608        $1,848,895

Net Loss                                                           (101,564)           (1,026)         (102,590)
                                                                 ----------           -------        ----------

Balance, September 30, 1998                                      $1,728,723           $17,582        $1,746,305
                                                                 ==========           =======        ==========


Balance, December 31, 1998                                       $1,692,198           $17,213        $1,709,411


Net Loss                                                            (94,209)             (952)          (95,161)
                                                                 ----------           -------        ----------

Balance, September 30, 1999                                      $1,597,989           $16,261        $1,614,250
                                                                 ==========           =======        ==========

=================================================================================================================



-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

               Part 1.  FINANCIAL INFORMATION

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

                  Part 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               COMMUNITY INVESTMENT PARTNERS II, L.P.
                 MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 VERSUS QUARTER ENDED SEPTEMBER 30, 1998

     Net losses for the three months ended September 30, 1999 and 1998 were $105,484 and $127,756, respectively. The September 30, 1999 net loss is comprised of a $2,106 net loss before realized and unrealized gains and losses, a $106,000 net realized loss on investments, and a $2,622 net unrealized gain on investments.

     Income for the three months ended September 30, 1999 is comprised of $1,969 interest income and an unrealized gain on investments in the amount of $2,622. Interest income decreased approximately 21% from 1998, due to the repayment of promissory notes held for investment.

     Expenses, primarily professional fees, for the three months ended September 30, 1999 were $4,075, an increase of $382 from the same period in 1998.

     Included in the September 30, 1999 net realized loss is a $100,000 realized loss on Neocrin Company (Neocrin) Series E Preferred Stock and a $6,000 realized loss on Neocrin Series F Preferred Stock. The shareholders of Neocrin voted to sell their assets to Novocell, Inc. (Novocell) and subsequently dissolve the company. Shareholders of Neocrin did not receive proceeds for their investment, as the company's debt exceeded its assets on the date of termination. The dissolution occurred on July 22, 1999 and the Partnership's $106,000 investment in Neocrin, Inc. was written off. On September 9, 1999, the Partnership invested $10,000 in Series A Preferred stock of the newly formed Novocell.

     The net unrealized gain on investments represents a $5,661 increase and a $3,039 decrease in the share prices of Online Resources and Communications Corporation and Computer Motion, Inc. common stock, respectively. The difference between the cost and fair market value of investments at September 30, 1999 consisted of a $98,921 unrealized gain on Online Resources and Communications Corporation, a $37,087 unrealized gain on Computer Motion, Inc., and a $249,865 unrealized loss on FCOA Acquisition Corp, which declared bankruptcy in the first quarter of 1999. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SIX MONTHS ENDED SEPTEMBER
30, 1998

     Net losses for the nine months ended September 30, 1999 and 1998 were $95,161 and $102,590, respectively. Dividend and interest income decreased $3,888 (40%) from the nine months ended September 30, 1998 due to the repayment of promissory notes held for investment. Expenses decreased $17,777 (52%) from the nine months ended September 30, 1998, attributable to the termination of the payment of management fees after the second quarter of 1998, and a one-time payment to Independent General Partners in 1998 for attending Board of Directors' meetings.

     At September 30, 1999, security gains and losses included a $106,913 realized loss and a $22,564 unrealized gain, compared to a $77,889 unrealized loss at September 30, 1998. The September 30, 1999 realized loss is attributable to a loss on the Neocrin investment, described above. Increasing market prices per share of Online Resources and Communications Corporation and Computer Motion, Inc. caused the change in unrealized gain between the two periods.

                  Part 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 1999.

                           Type of                                                                   Realized
Company                    Transaction                               Cost             Proceeds       Gain (Loss)
-----------------------    -------------------------               --------           --------       -----------
SALES:
------
Quarter 1 ended:
----------------
Hawk Corp. (Houghton       Payment of
  Acquisition Corp.)       Term Note                               $ 25,800           $24,887        $    (913)

Quarter 3 ended:
----------------
Neocrin Company            Write-off investment
                           in Series E
                           Preferred Stock                         $100,000                --        $(100,000)

                           Write-off investment
                           in Series F
                           Preferred Stock                         $  6,000                --        $  (6,000)
                                                                   --------           -------        ---------

   Total Sales                                                     $131,800                --        $(106,913)
                                                                   ========           =======        =========


PURCHASES:
----------
Quarter 2 ended:
----------------
BioSeparations, Inc.       Purchase of Series
                           F Preferred Stock                       $  6,000

Quarter 3 ended:
----------------
Novocell, Inc.             Purchase of Series
                           A Preferred Stock                       $ 10,000
                                                                   --------

   Total Purchases                                                 $ 16,000
                                                                   ========

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

               Part 1.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The partnership's total capital of $1,614,250 as of September 30, 1999, consisted of $1,597,989 in limited partner capital and $16,261 in general partner capital. Net loss was allocated to the limited partners in the amount of $94,209 and to the general partners in the amount of $952.

     At September 30, 1999, the Partnership had $15,963 in cash and cash equivalents.

SUBSEQUENT EVENTS

     There were no subsequent events.

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

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September
     30, 1999.

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


           COMMUNITY INVESTMENT PARTNERS II, L.P.

       By:  CIP Management, L.P., LLLP, Managing General Partner
       By:  CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
    --------------------- President, Treasurer and Director November 15, 1999 Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    --------------------- Vice-President and Director        November 15, 1999
    Ray L. Robbins, Jr.