Form 10-K405
period 1999-12-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 2000-03-27
CIK 887499

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           --------------------

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999  Commission file number 0-20213
                          -----------------                         -------

                  COMMUNITY INVESTMENT PARTNERS II, L.P.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MISSOURI                               43-1609351
---------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)


      12555 Manchester Road
      St. Louis, Missouri                          63131
---------------------------------------------------------------------------
(Address and principal executive office)          (Zip Code)


Registrant's telephone number, including area code (314) 515-2000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 15, 2000, 98,063 units of limited partnership interest (Units), representing net assets of $1,787,015 were held by non-affiliates. There is no established public market for such Units.

                   DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Prospectus of the Registrant dated November 4, 1992, filed with the Securities and Exchange Commission are incorporated by reference in Part I, Part II and Part III hereof.

                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       TABLE OF CONTENTS
                                                                                       Page
                                                                                       ----
PART I

      Item 1      Business                                                               4

      Item 2.     Properties                                                             6

      Item 3.     Legal Proceedings                                                      6

      Item 4.     Submission of Matters to a Vote of Security Holders                    6

PART II

      Item 5.     Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                    7

      Item 6.     Selected Financial Data                                                8

      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    9

      Item 8.     Index to Financial Statements and Supplementary Financial Data        11

      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures                               31

PART III

      Item 10.    Directors and Executive Officers of the Registrant                    32

      Item 11.    Executive Compensation                                                33

      Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management                                                            33

      Item 13.    Certain Relationships and Related Transactions                        34

PART IV

      Item 14.    Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                              35

SIGNATURES                                                                              36

INDEX TO EXHIBITS                                                                       37

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

RISKS OF UNIT OWNERSHIP

     The purchase and ownership of Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies. Therefore, a loss or other problem with a single investment could have a material adverse effect on the Partnership.

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

EMPLOYEES

     The Partnership has no employees. The Managing General Partner performs management and administrative services for the operation of the Partnership. The Management Agreement was amended to waive the annual management fee of 1.5% of total assets, computed quarterly, to the Managing General Partner. This payment was terminated after the second quarter of 1998. The Managing General Partner is reimbursed by the Partnership for out of pocket expenses in connection with finding, evaluating, structuring, approving, monitoring and liquidating the Partnership's portfolio investments.

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

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     There is no established public trading market for the Limited Partnership interests. As of March 15, 2000, the total number of holders of units is 132. The number of limited partnership units outstanding is 111,395. The number of general partnership units outstanding is 1,135 as of March 15, 2000.

     The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

STATEMENTS OF FINANCIAL CONDITION:

                                                              As of
                                                           December 31,
                             ----------------------------------------------------------------------

                                1999           1998           1997           1996           1995
                             ----------     ----------     ----------     ----------     ----------
Net Assets                   $2,050,649     $1,709,411     $1,848,895     $1,982,725     $2,014,889

Portfolio
Investments at
Fair Value                    2,019,936      1,671,491      1,733,229      1,397,330        545,013


STATEMENTS OF INCOME:


                                                        For the Years Ended
                                                           December 31,
                              ---------------------------------------------------------------------

                                 1999           1998           1997           1996           1995
                              ---------      ---------       --------       --------      ---------
Net Loss before
Net Realized Gains
(Losses) and
Net Unrealized Losses         $ (16,095)     $ (26,925)      $(74,589)      $(16,866)     $ (30,622)

Net Realized
Gains (Losses)                 (106,913)             -        511,973              -       (600,000)

Net Unrealized
Gains (Losses)                  464,246       (112,559)        (8,564)       (15,298)             -

Net Income (Loss)               341,238       (139,484)       428,820        (32,164)      (630,622)

Per Unit of
Partnership Interest:

Net Asset Value                   18.22          15.19          16.43          17.62          17.91

Net Loss before
Net Realized Gains
(Losses) and
Net Unrealized Losses              (.14)          (.24)          (.66)          (.15)          (.27)

Net Realized Gains (Losses)        (.95)             -           4.55              -          (5.33)

Net Unrealized Gains (Losses)      4.12          (1.00)          (.08)          (.14)             -

Net Income (Loss)                  3.03          (1.24)          3.81           (.29)         (5.60)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

                   (FISCAL YEAR 1999 VERSUS 1998)

     Net income for the year ended December 31, 1999, was $341,238, compared to a net loss of $139,484 for the year ended December 31, 1998. The net loss decreased primarily due to a $244,774 (417%) increase in net gains on investments offest by a $15,246 (39%) decrease in expenses, as discussed below.

     Dividend and interest income decreased by $4,416 as a result of the repayment of the Houghton Acquisition Corp. note receivable in the first quarter of 1999.

     There were no sales of investments during the years ended December 31, 1999 and 1998. The realized loss on investments at December 31, 1999 consists of a $106,000 write-off of the investment in Neocrin Company Series E and F Preferred stock, and a $913 loss on the repayment of the Houghton Acquisition Corp. note receivable. During 1999, Neocrin Company dissolved with no distributions made to investors, thereby causing the Partnership's investment to have a value of zero.

     The net unrealized gain on securities was $464,246 for 1999, compared to a net unrealized loss of $112,559 for 1998. The increase is primarily due to increases in the market values of Online Resources & Communications (ORCC) and Computer Motion Inc. (RBOT) common stock and warrants. ORCC completed an initial public offering during the second quarter of 1999. The increase in value of RBOT is the result of recording the market value of warrants to purchase common stock, previously recorded at cost.

     Within total expenses, professional fees and other expenses remained relatively constant between 1999 and 1998. Management fees were zero in 1999, compared to 1998 fees of $14,325. The Management Agreement was amended after the second quarter of 1998 to waive the management fee. Director's fees were also discontinued in 1998, explaining the $2,000 decrease in director's fees for the year ended December 31, 1999.

     There were no partnership distributions in 1999.

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

     The Partnership made no distributions during 1998. Director's fees have been discontinued in 1998 due to the fact that initial investments will no longer be made by the Partnership. Furthermore, the Management Agreement was amended to waive the annual management fee of 1.5% of total assets, computed quarterly, to the Managing General Partner. This payment was terminated after the second quarter of 1998; fees for 1998 totaled $14,325 compared to $28,851 for the full year 1997.

     As of December 31, 1998, unrealized losses on investments totaled $136,421. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments.

SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, Ralph G. Kelly and Thomas A. Hughes were appointed as the new Individual General Partners, replacing Tommy L. Gleason and E. Stanley Kroenke.

LIQUIDITY AND CAPITAL RESOURCES

     Total capital for the Partnership as of December 31, 1999, was $2,050,649. This consisted of $2,030,024 in Limited Partner capital and $20,625 in General Partner capital.

     Net income of $341,238 for 1999 was allocated in the amount of $337,826 to the Limited Partners and in the amount of $3,412 to the General Partners.

     At December 31, 1999, the Partnership had $12,635 in cash and cash equivalents.

 ITEM 8.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
          FINANCIAL DATA


                                                                          Page
                                                                          ----

      Report of Independent Accountants                                    12

      Schedule of Portfolio Investments as of
      December 31, 1999 and 1998                                           13

      Statements of Financial Condition as of December 31, 1999 and 1998   20

      Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997                                     21

      Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997                                     22

      Statements of Changes in Partnership Capital for the
      Years Ended December 31, 1999, 1998 and 1997                         23

      Notes to Financial Statements                                        24

Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Community Investment Partners II, L.P.


In our opinion, the accompanying Statements of Financial Condition, including the Schedule of Portfolio Investments, and the related Statements of Income, of Cash Flows and of Changes in Partnership Capital present fairly, in all material respects, the financial position of Community Investment Partners II, L.P. (the "Partnership") at December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in Partnership Capital for each of the periods indicated, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of portfolio investments owned at December 31, 1999, by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.

As explained in Note 3, the financial statements include securities valued at $1,164,530 (57 percent of net assets), whose values have been estimated by the managing General Partner in the absence of readily ascertainable market values. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.



PricewaterhouseCoopers LLP

Kansas City, Missouri
March 3, 2000


                              COMMUNITY INVESTMENT PARTNERS II, L.P.

                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                    As of December 31, 1999
------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                        Cost           (Note 3)
------------------------------------------------------------------------------------------------------
GLOBAL SURGICAL            Formed to acquire the Urban Microscope
CORPORATION                Division and the Surgical Mechanical
                           Research subsidiary of Storz Medical

   January 31, 1994        3,000 shares of Common Stock                      300,000           300,000
   September 30, 1995      7%, $45,000 Promissory Note, due 6/29/00           45,000            45,000
   January 26, 1996        7%, $67,500 Promissory Note, due 1/25/01           67,500            67,500

COMPUTER MOTION, INC.      Develops and supplies medical robotics
(RBOT)

   September 6, 1996       40,948 warrants to purchase
                           common stock, exercisable at
                           $4.569 per warrant through 5/2/03                       8           263,337

   September 6, 1996       16,208 shares of Common Stock                     124,993           178,288

                           16,209 warrants to purchase
                           common stock, exercisable at
                           $7.712 per warrant, through 12/31/03                  250            53,296

FCOA ACQUISITION           A chain of greeting card/
CORPORATION                party stores which offer
(d/b/a Factory Card        a full line of products at
Outlet) (FCPY)             everyday value prices

   July 30, 1996           26,063 Common Shares                              249,865                 -

                             The accompanying notes are an integral
                               part of these financial statements.


                                   13







                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                          SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                    As of December 31, 1999

------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                       Cost            (Note 3)
------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION       Develops and sells steel pipe joining
                           system to the domestic underground utility
                           construction industry

   September 24, 1996      25,000 shares of Convertible
                           Preferred Stock  and a                           $200,000          $200,000
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







                                 COMMUNITY INVESTMENT PARTNERS II, L.P.

                              SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                         As of December 31, 1999

------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                       Cost            (Note 3)
------------------------------------------------------------------------------------------------------
ONLINE RESOURCES &         Provides a variety of inter-
COMMUNICATIONS             active banking and financial services
CORPORATION                to end-users and corporate
(ORCC)                     customers in the banking and
                           financial services industry

   March 17, 1997          18,118 shares of common stock                     152,466           301,211

                           Warrants to purchase
                           7,233 shares of Common
                           Stock at $8.43 per share,
                           expiring 6/1/02                                         -            59,274

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





                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                              SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                       As of December 31, 1999

------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                     Cost              (Note 3)
------------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.       Develops automated instrumentation
                           that can isolate and process cells for
                           use in biotechnology, diagnostic,
                           therapeutic, and clinical research
                           applications

   October 14, 1997        50,000 shares of Series B
                           Preferred Stock                                   100,000           100,000

                           Warrant to purchase 9,091 shares
                           of Common Stock at $1.10 per
                           share, through 10/15/02                                 -                 -

                           Warrant to purchase 50,000 shares
                           of Series B Preferred Stock at $0.20
                           per share, through 1/31/01                              -                 -
                                                                          ----------        ----------

                                                                          $1,692,112        $2,019,936
                                                                          ==========        ==========

                                The accompanying notes are an integral
                                  part of these financial statements.

                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  SCHEDULE OF PORTFOLIO INVESTMENTS
                                       As of December 31, 1998
------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                       Cost            (Note 3)
------------------------------------------------------------------------------------------------------
HAWK CORPORATION           Designs, engineers, manufactures,
(Houghton Acquisition      and markets friction products and  precision
Corporation)               engineered components

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

FOCI ACQUISITION           A chain of greeting card/
CORPORATION                party stores which offer
(D/B/A FACTORY             a full line of products at
CARD OUTLET)               everyday value prices

   July 30, 1996           26,063 Common Shares                              249,865            35,837

                              The accompanying notes are an integral
                                part of these financial statements.

                                 17






                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                       As of December 31, 1998


------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                       Cost            (Note 3)
------------------------------------------------------------------------------------------------------
PERMALOK CORPORATION       Develops and sells steel
                           pipe joining system to the
                           domestic underground
                           utility construction industry

   Sept. 24, 1996          25,000 shares of Convertible
                           Preferred Stock and 25,000
                           warrants to purchase convertible
                           Preferred Stock, exercisable
                           at $9.60 per share, through 7/31/03              $200,000          $200,000


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





                                COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                        As of December 31, 1998


------------------------------------------------------------------------------------------------------
Company                    Nature of Business                                               Fair Value
Investment Date            Investment                                     Cost              (Note 3)
------------------------------------------------------------------------------------------------------
ADVANCED UROSCIENCE,       Developing Acyst, an injectable
INC.                       bulking agent, for the treatment
                           of stress urinary incontinence.

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

BIOSEPARATIONS, INC.       Develops automated
                           instrumentation that can
                           isolate and process cells for
                           use in biotechnology,
                           diagnostic, therapeutic, and
                           clinical research applications

     October 14, 1997      50,000 shares of Series B
                           Preferred Stock and a                             100,000           100,000
                           warrant to purchase 9,091
                           shares of Common Stock
                           at $1.10 per share, through
                           10/15/02                                                -                 -
                           Warrant to purchase 50,000
                           shares of Series B Preferred Stock
                           at $0.20 per share, through 1/31/01                     -                 -
                                                                          ----------        ----------

                           TOTAL INVESTMENTS                              $1,807,912        $1,671,491
                                                                          ==========        ==========

                                The accompanying notes are an integral
                                  part of these financial statements.

                                   19

                              COMMUNITY INVESTMENT PARTNERS II, L.P.

                                STATEMENTS OF FINANCIAL CONDITION

                                             ASSETS
                                             ------
                                                                                   December 31,
                                                                          ----------------------------

                                                                             1999              1998
                                                                          ----------        ----------
Investments at Fair Value (Note 3)
  (cost $1,692,112 and $1,807,912, respectively)                          $2,019,936        $1,671,491
Cash and Cash Equivalents                                                     12,635            26,598
Accrued Interest and Dividends Receivable                                     32,682            25,322
                                                                          ----------        ----------

TOTAL ASSETS                                                              $2,065,253        $1,723,411
                                                                          ==========        ==========


                                LIABILITIES AND PARTNERSHIP CAPITAL

                                                                                   December 31,
                                                                          ----------------------------

                                                                             1999              1998
                                                                          ----------        ----------
Liabilities:

Accounts Payable and Accrued Expenses                                     $   14,604        $   14,000
                                                                          ----------        ----------


      TOTAL LIABILITIES                                                       14,604            14,000
                                                                          ----------        ----------

Partnership Capital:

Capital - Limited Partners                                                 2,030,024         1,692,198
Capital - General Partners                                                    20,625            17,213
                                                                          ----------        ----------

      TOTAL PARTNERSHIP CAPITAL                                            2,050,649         1,709,411
                                                                          ----------        ----------

TOTAL LIABILITIES AND
      PARTNERSHIP CAPITAL                                                 $2,065,253        $1,723,411
                                                                          ==========        ==========


                                 The accompanying notes are an integral
                                  part of these financial statements.

                              COMMUNITY INVESTMENT PARTNERS II, L.P.

                                        STATEMENTS OF INCOME
                                                                      For the Years Ended
                                                                          December 31,
                                                         --------------------------------------------
                                                           1999               1998             1997
                                                         ---------          --------         --------
                                              INCOME
                                              ------

Dividend and Interest Income                             $   7,886          $ 12,302         $ 35,075
                                                         ---------          --------         --------


   TOTAL INCOME                                              7,886            12,302           35,075
                                                         ---------          --------         --------



                                             EXPENSES
                                             --------

Management Fees (Note 5)                                         -            14,325           28,851
Amortization of Deferred
   Organization Costs (Note 3)                                   -                 -           36,683
Professional Fees                                           23,445            22,108           31,106
Independent General Partners' Fees                               -             2,000           12,000
Other                                                          536               794            1,024
                                                         ---------          --------         --------

   TOTAL EXPENSES                                           23,981            39,227          109,664
                                                         ---------          --------         --------

Net Loss before Net Realized Gains (Losses)
   and Net Unrealized Gains (Losses)                       (16,095)          (26,925)         (74,589)

Net Realized Gains (Losses) on Sale of
   Investments (Note 6)                                   (106,913)                 -         511,973

Net Unrealized Gains (Losses)
   on Investments                                          464,246           (112,559)         (8,564)
                                                         ---------          --------         --------


      NET INCOME (LOSS)                                  $ 341,238          $(139,484)       $428,820
                                                         =========          =========        ========


                                The accompanying notes are an integral
                                  part of these financial statements.

                                   21

                               COMMUNITY INVESTMENT PARTNERS II, L.P.

                                      STATEMENTS OF CASH FLOWS
                                                                      For the Years Ended
                                                                          December 31,
                                                         ---------------------------------------------

                                                           1999              1998              1997
                                                         ---------        ---------          ---------
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES:

   Net income (loss)                                     $ 341,238        $(139,484)         $ 428,820
   Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
   Amortization of deferred
      organization costs                                         -                -             36,683
   Purchase of portfolio investments                       (16,000)        (102,421)          (592,083)
   Proceeds from sale of  portfolio investments             24,887           51,600            759,593
   Net unrealized (gains) losses on
      portfolio investments                               (464,246)         112,559              8,564
   Net realized losses (gains) on sale/
      liquidation of portfolio investments                 106,913                -           (511,973)
   Increase in accrued interest and
      dividends receivable                                  (7,360)          (6,348)            (1,139)
   Increase (decrease) in accounts
      payable and accrued expenses                             605           (1,804)             3,704
   Decrease in prepaid expense                                   -                -              2,449
                                                         ---------        ---------          ---------


      Net cash (used) provided by
      operating activities                                 (13,963)         (85,898)           134,618

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Capital distributions                                         -                -           (562,650)
                                                         ---------        ---------          ---------


      Net cash used in financing activities                      -                -           (562,650)
                                                         ---------        ---------          ---------

      Net decrease in cash and
      cash equivalents                                     (13,963)         (85,898)          (428,032)

CASH AND CASH EQUIVALENTS:

   Beginning of year                                        26,598          112,496            540,528
                                                         ---------        ---------          ---------


   End of year                                           $  12,635        $  26,598          $ 112,496
                                                         =========        =========          =========

                              The accompanying notes are an integral
                                part of these financial statements.

                                  COMMUNITY INVESTMENT PARTNERS II, L.P.

                               STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

                           For the Years Ended December 31, 1999, 1998 and 1997

                                                        ----------------------------------------------
                                                         LIMITED            GENERAL
                                                         PARTNERS           PARTNERS          TOTAL
                                                        ----------          --------        ----------
Balance, December 31, 1996                              $1,962,730          $ 19,995        $1,982,725

Distribution                                              (556,975)           (5,675)         (562,650)

Net Income                                                 424,532             4,288           428,820
                                                        ----------          --------        ----------


Balance,  December 31, 1997                             $1,830,287          $ 18,608        $1,848,895

Net Loss                                                  (138,089)           (1,395)         (139,484)
                                                        ----------          --------        ----------


Balance, December 31, 1998                              $1,692,198          $ 17,213        $1,709,411

Net Income                                                 337,826             3,412           341,238
                                                        ----------          --------        ----------

Balance,  December 31, 1999                             $2,030,024          $ 20,625        $2,050,649
                                                        ==========          ========        ==========

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

     Risk of Ownership
     -----------------

          The purchase and ownership of Partnership Units involve a number of significant risks and other important factors. The portfolio company investments of the Partnership involve a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with investment in companies with little operating history, companies operating at a loss or with substantial variations in operating results from period to period, companies with the need for substantial additional capital to support expansion or achieve or maintain a competitive position, companies which may be highly leveraged, companies which may not be diversified and companies in which the Partnership may be the sole or primary lender. The Partnership intends to invest in only a few companies; therefore, a loss or other problem with a single investment could have a material adverse effect on the Partnership.

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

4.   PER UNIT INFORMATION

     There is no market for the Limited Partnership interests. Per Unit Information is as follows:

                                                         For the Years Ended December 31,
                                                     --------------------------------------
                                                       1999           1998           1997
                                                     --------       --------        -------
Number of unit holders                                    132            131            131
                                                     ========       ========        =======

Limited partnership units                             111,395        111,395        111,395

General partnership units                               1,135          1,135          1,135
                                                     --------       --------        -------

Total units outstanding                               112,530        112,530        112,530
                                                     ========       ========       ========

Net asset value per unit                             $  18.22       $  15.19       $  16.43
                                                     ========       ========       ========

Net income (loss) per unit                           $   3.03       $  (1.24)      $   3.81
                                                     ========       ========       ========

                                  26

5.   RELATED PARTY TRANSACTIONS

          The Partnership is furnished with certain non-reimbursed management and accounting services by affiliates, which are not reflected in the accompanying financial statements.

          The Managing General Partner performs management and administrative services for the operation of the Partnership. The Management Agreement was amended to waive the annual management fee of 1.5% of total assets, computed quarterly, to the Managing General Partner. This payment was terminated after the second quarter of 1998; fees for 1998 totaled $14,325.

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

6.  INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the years ended December 31, 1999, 1998 and 1997, respectively.

For the year ended December 31, 1999
------------------------------------

                           Type of                                                         Realized
Company                    Investment                       Cost            Proceeds       Gain (Loss)
-------                    ----------                       ----            --------       -----------
PURCHASES:

BioSeparations, Inc.       Purchase of Series
                           F Preferred Stock              $  6,000

Novocell, Inc.             Purchase of
                           Series A
                           Preferred Stock                  10,000
                                                          --------

   TOTAL PURCHASES                                        $ 16,000
                                                          ========

SALES:

Hawk Corp. (Houghton       Payment of
Acquisition Corp.)         Term Note                      $ 25,800           $24,887        $    (913)

Neocrin Company            Write-off
                           investment In
                           Series E
                           Preferred Stock                 100,000                --         (100,000)

                           Write-off
                           investment
                           In Series F
                           Preferred Stock                   6,000                --           (6,000)
                                                          --------           -------        ---------

   TOTAL SALES                                            $131,800           $24,887        $(106,913)
                                                          ========           =======        =========

In additional to the above transactions, the 1,525 shares of Online Resources and Communications Corporation Series C Convertible Preferred Stock previously held underwent a 2.81 reverse stock split and were converted in 18,118 shares of common stock in conjunction with a public offering. The Partnership now holds warrants to purchase 7,233 shares of common stock, exercisable at $8.43 until June 1, 2002.

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

                           Conversion of accrued
                           interest on Note into
                           Series C Convertible
                           Preferred Stock                   2,420<Fa>
                                                          --------

   TOTAL PURCHASES                                        $102,421
                                                          ========

SALES:

Hawk Corp. (Houghton       Payment of
Acquisition Corp.)         Term Note                      $ 51,600           $51,600                -
                                                          --------           -------         --------

   TOTAL SALES                                            $ 51,600           $51,600                -
                                                          ========           =======         ========

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

Specific Information regarding the Independent General Partners:

     Thomas A. Hughes, 56, is the Assistant Vice President, Associate General Counsel and Manager-Legal of The Detroit Edison Company, the utility subsidiary of DTE Energy Company. He also serves as the Associate General Counsel of DTE Energy Company. Headquartered in Detroit, Michigan, Detroit Edison is Michigan's largest electric utility serving two million customers in Southeastern Michigan. Prior to joining Detroit Edison in 1978, Mr. Hughes served as General Counsel of the Missouri Public Service Commission. Mr. Hughes has served as a Trustee of the Detroit Metropolitan Bar Association Foundation, and as a member of the Michigan State Bar Association Administrative Law Section Council and is currently serving as a member of the Board of Directors of the Michigan Chapter of the American Corporate Counsel Association. Mr. Hughes does not own any units.

     Ralph G. Kelly, 42, joined Charter Communications, Inc. in 1993 as Vice President-Finance, a position he held until early 1994, when he became Chief Financial Officer of CableMaxx, Inc., a wireless cable television operator. Mr. Kelly returned as Senior Vice President-Treasurer of Charter Communications, Inc. in February 1996, and has responsibility for treasury operations, investor relations and financial reporting. Mr. Kelly has worked in the cable industry since 1984 when he joined Cencom Cable Associates, Inc. as Controller. Mr. Kelly was promoted to Treasurer of Cencom Cable Associates, Inc. in 1989 and was responsible for treasury management, loan compliance, budget administration, supervision of internal audit and SEC reporting. Mr. Kelly is a Certified Public Accountant and was in the audit division of Arthur Andersen LLC from 1979 to 1984. Mr. Kelly owns 100 Units. Mr. Kelly does not own any units.

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

The Directors and Officers of CIP Management, Inc. are as follows:

     Daniel A. Burkhardt, 52, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is also a director of St. Joseph Light & Power Co. and SEMCO Energy, Inc. Mr. Burkhardt is the beneficial owner of 4,052 Units.

     Ray L. Robbins, Jr., 55, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins is a beneficial owner of 3,242 Units.

     Marilyn A. Gaffney, 41, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial
Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 405 Units.

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

     As of March 15, 2000, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

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

     a.   The following documents are filed as part of this report:

          1.   Financial Statements:
               --------------------

                     See Index to Financial Statements and Supplementary Data contained in Item 8 of this Form 10-K.

          2.   Financial Statement Schedules:
               -----------------------------

                     All financial statement schedules are omitted because they are notapplicable, or the required information is included in the balance sheet or notes thereto.

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

     b. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

     c.   Exhibits filed as part of this report are included in Item
          (14) (a)(3) above.

     d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 2000.

                        Community Investment Partners II, L.P.
                        By:  CIP Management, L.P., LLLP, its
                             Managing General Partner

                             By:  CIP Management, Inc., its
                                  Managing General Partner



                             /s/  Daniel A. Burkhardt, President
                             --------------------------------------
                             By:  Daniel A. Burkhardt, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


/s/  Daniel A. Burkhardt            General Partner of CIP Management
-------------------------------     L.P., LLLP, President, Treasurer and
     Daniel A. Burkhardt            Director of CIP Management, Inc.



/s/  Ray L. Robbins                 Vice President and Director of CIP
-------------------------------     Management, Inc.
     Ray L. Robbins



/s/  Ralph G. Kelly                 Individual General Partner,
-------------------------------     Community Investment Partners II, L.P.
     Ralph G. Kelly



/s/  Thomas A. Hughes               Individual General Partner,
-------------------------------     Community Investment Partners II, L.P.
     Thomas A. Hughes

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

[FN]
-----------

<F*>Incorporated by reference