Form 10-Q
period 2000-03-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 2000-05-15
CIK 887499

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2000    Commission file number 0-18042


                    COMMUNITY INVESTMENT PARTNERS II, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   MISSOURI                                              43-1609351
-------------------------------------------------------------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                        Identification No.)

   12555 Manchester Road
   St. Louis, Missouri                                   63131
-------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


   Registrant's telephone number, including area code    (314) 515-2000
                                                        -----------------------


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

                                 Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                      As of March 31, 2000
-----------------------------------------------------------------------------------------------
Company                    Nature of Business
Investment Date            Investment                                 Cost           Fair Value

-----------------------------------------------------------------------------------------------
GLOBAL SURGICAL            Formed to acquire the Urban
CORPORATION                Microscope Division and the
                           Surgical Mechanical Research
                           subsidiary of Storz Medical

      January 31, 1994     3,000 shares of Common Stock              300,000           300,000
      September 30, 1995   7% Promissory Note, due 6/29/00            45,000            45,000
      January 26, 1996     7% Promissory Note, due 1/25/01            67,500            67,500

COMPUTER MOTION, INC.      Develops and supplies medical robotics
(RBOT)

      September 6, 1996    40,948 warrants to purchase
                           common stock, exercisable
                           at $4.569 per warrant through
                           5/2/03                                          8           199,347

      September 6, 1996    16,208 shares of Common Stock             124,993           152,963

                           16,209 warrants to purchase
                           common stock, exercisable
                           at $7.712 per warrant,
                           through 12/31/03                              250            27,719

FCOA ACQUISITION           A chain of greeting card/
CORPORATION                party stores which offer
(d/b/a Factory Card        a full line of products at
Outlet) (FCPY)             everyday value prices

      July 30, 1996        26,063 shares of common stock             249,865                 -

PERMALOK CORPORATION       Develops and sells steel
                           pipe joining system to the
                           domestic underground
                           utility construction industry

      Sept. 24, 1996       25,000 shares of Convertible
                           Preferred Stock and warrants to
                           purchase 25,000 shares of
                           Convertible Preferred Stock,
                           exercisable at $9.60 per share,
                           through 7/31/03                           200,000           200,000

-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.




                                 Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                           SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                      As of March 31, 2000

-----------------------------------------------------------------------------------------------
Company                    Nature of Business
Investment Date            Investment                                 Cost           Fair Value

-----------------------------------------------------------------------------------------------
STEREOTAXIS, INC.          Develops and markets a system
                           by which surgery can be conducted
                           remotely using computer
                           controlled magnets

      Dec. 30, 1996        138,889 shares of Series B
                           Preferred Stock                        $  100,000        $  100,000

      Nov. 12, 1997        28,019 shares of Series C Preferred
                           Stock and 5,281 warrants to purchase
                           Preferred Stock at $1.50 per share,
                           through 10/31/02                           42,029            42,029

      June, 26, 1998       66,667 shares of Series C
                           Preferred Stock                           100,001           100,001

MEDICAL DEVICE             Specializes in the development,
ALLIANCE, INC,             manufacture and marketing of devices
                           for ultrasound-assisted lipoplasty

      January 24, 1997     20,000 shares of Common Stock             100,000           100,000

ONLINE RESOURCES &         Provides a variety of inter-active
COMMUNICATIONS             banking and financial services to
CORPORATION                end-users and corporate customers in
(ORCC)                     the banking and financial services
                           industry

      March 17, 1997       18,118 shares of common stock             152,466           311,403

                           Warrants to purchase
                           7,233 shares of Common
                           Stock at $8.43 per share,
                           expiring 6/1/02                                 -            63,343

ADVANCED UROSCIENCE,       Developing Acyst, an injectable
INC.                       bulking agent, for the treatment
                           of stress urinary incontinence

      April 7, 1997        25,000 shares of Series A
                           Preferred Stock                           100,000           100,000

-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



                                 Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                           SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                      As of March 31, 2000

-----------------------------------------------------------------------------------------------
Company                    Nature of Business
Investment Date            Investment                                 Cost           Fair Value

-----------------------------------------------------------------------------------------------
NOVOCELL, INC.             Research and development
                           of minimally invasive,
                           encapsulated cellular transplants
                           for the treatment of diabetes

      Sept. 9, 1999        10,000 shares of Series A
                           Preferred Stock                        $   10,000        $   10,000

      March 30, 2000       9.5% convertible promissory
                           note, due 9/30/00                           1,531             1,531

BIOSEPARATIONS, INC.       Develops automated
                           instrumentation that can
                           isolate and process cells for
                           use in biotechnology,
                           diagnostic, therapeutic, and
                           clinical research applications

     October 14, 1997      50,000 shares of Series B
                           Preferred Stock                           100,000           100,000

                           Warrant to purchase 9,091
                           shares of Common Stock
                           at $1.10 per share, through
                           10/15/02                                        -                 -

                           Warrant to purchase 50,000
                           shares of Series B Preferred Stock
                           at $0.20 per share, through 1/31/01             -                 -
                                                                  ----------        ----------

                           TOTAL INVESTMENTS                      $1,693,643        $1,920,836
                                                                  ==========        ==========


-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                           COMMUNITY INVESTMENT PARTNERS II, L.P.

                              STATEMENT OF FINANCIAL CONDITION
                                         (UNAUDITED)

                                                                  March 31,       December 31,
                                                                    2000              1999

----------------------------------------------------------------------------------------------
                                           ASSETS
                                           ------
Investments at Fair Value
   (cost $1,693,643 and $1,692,112, respectively)                $1,920,836        $2,019,936
Cash and Cash Equivalents                                            11,104            12,635
Accrued Interest and Dividends Receivable                            34,650            32,682

                                                                 ----------        ----------

TOTAL ASSETS                                                     $1,966,590        $2,065,253
                                                                 ==========        ==========


                            LIABILITIES AND PARTNERSHIP CAPITAL
                            -----------------------------------

Liabilities:

Accounts Payable and Accrued Expenses                            $   19,124        $   14,604

                                                                 ----------        ----------

   TOTAL LIABILITIES                                                 19,124            14,604

                                                                 ----------        ----------
Partnership Capital:

Capital - Limited Partners                                        1,927,873         2,030,024
Capital - General Partners                                           19,593            20,625

                                                                 ----------        ----------

   TOTAL PARTNERSHIP CAPITAL                                      1,947,466         2,050,649

                                                                 ----------        ----------
TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                           $1,966,590        $2,065,253
                                                                 ==========        ==========


----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                           COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     STATEMENT OF INCOME
                                         (UNAUDITED)

                                                                Three Months      Three Months
                                                                    Ended             Ended
                                                               March 31, 2000    March 31, 1999

-----------------------------------------------------------------------------------------------
                                           INCOME
                                           ------

Dividend and Interest Income                                      $   1,969          $  1,980

                                                                  ---------          --------

   TOTAL INCOME                                                       1,969             1,980

                                                                  ---------          --------

                                          EXPENSES
                                          --------

Professional Fees                                                     4,520             6,213

                                                                  ---------          --------

   TOTAL EXPENSES                                                     4,520             6,213

                                                                  ---------          --------

Net Loss before Realized Losses and
   Unrealized Losses                                                 (2,551)           (4,233)
Net Realized Losses on
   Sale of Investments                                                    -              (913)
Net Unrealized Losses on
   Investments                                                     (100,632)          (76,357)

                                                                  ---------          --------

NET LOSS                                                          $(103,183)         $(81,503)
                                                                  =========          ========

Per Unit Information:
      Net Loss                                                    $    (.92)         $   (.72)
                                                                  =========          ========

      Net Asset Value                                             $   17.30          $  14.47
                                                                  =========          ========

Units Outstanding:
      Limited Partners                                              111,395           111,395
      General Partners                                                1,135             1,135



-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                           COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                Three Months      Three Months
                                                                    Ended             Ended
                                                               March 31, 2000    March 31, 1999

-----------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

   Net loss                                                       $(103,183)         $(81,503)
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities -
   Increase in accrued expenses                                       4,520             3,500
   Increase in accrued interest and
      dividends receivable                                           (1,969)           (1,453)
   Purchase of portfolio investments                                 (1,531)                -
   Sale of portfolio investments                                          -            24,887
   Unrealized losses on portfolio investments                       100,632            76,357
   Net realized losses on sale of portfolio investments                   -               913

                                                                  ---------          --------

   Total cash (used) provided by operating activities                (1,531)           22,701

                                                                  ---------          --------

   Net (decrease) increase in cash and cash equivalents              (1,531)           22,701

CASH AND EQUIVALENTS, beginning of period                            12,635            26,598

                                                                  ---------          --------

CASH AND EQUIVALENTS, end of period                               $  11,104          $ 49,299
                                                                  =========          ========






-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                 Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                           STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                           (UNAUDITED)

                                                Three Months Ended March 31, 2000 and 1999

                                            Limited Partners   General Partners       Total

-----------------------------------------------------------------------------------------------
Balance, December 31, 1998                     $1,692,198           $17,213        $1,709,411

Net Loss                                          (80,688)             (815)          (81,503)

                                               ----------           -------        ----------

Balance, March 31, 1999                        $1,611,510           $16,398        $1,627,908
                                               ==========           =======        ==========



Balance, December 31, 1999                     $2,030,024           $20,625        $2,050,649

Net Loss                                         (102,151)           (1,032)         (103,183)

                                               ----------           -------        ----------

Balance, March 31, 2000                        $1,927,873           $19,593        $1,947,466
                                               ==========           =======        ==========




-----------------------------------------------------------------------------------------------

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

                     Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 COMMUNITY INVESTMENT PARTNERS II, L.P.
                   MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS
     Net loss for the period ending March 31, 2000 was $103,183, compared to a net loss of $81,503 for the same period in 1999. The net loss increased primarily due to a $24,275 (32%) increase in unrealized losses on investment securities.
     There were no realized gains or losses from the sale of investments at March 31, 2000, compared to a $913 realized loss at March 31, 1999. Unrealized losses of $100,632 at March 31, 2000 were $24,275 greater than the $76,357 unrealized loss at March 31, 1999. The increased losses were due primarily to a decrease in the share price of Computer Motion, Inc. The future income or loss of the Partnership is contingent upon the performance of the portfolio investments and the ability to find suitable investment alternatives.
     Expenses of $4,520 and $6,213 for the three months ended March 31, 2000 and March 31, 1999, respectively, represented professional expenses. The expenses at March 31, 2000 consisted of legal, audit, and tax expense. The decrease from 1999 is due to a decrease in trustee fees.

                     Part I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended March 31, 2000.

                        Type of                                                     Realized
Company                 Transaction               Cost            Proceeds            Loss
----------------------- ----------------        --------          --------          --------
PURCHASES:
----------
Quarter 1 ended:
----------------
Novocell, Inc.          Purchase of 9.5%
                        Promissory Note         $  1,531          $      -          $      -

                                                --------          --------          --------

      TOTAL PURCHASES                           $  1,531          $      -          $      -
                                                ========          ========          ========

There were no sales during the period ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The partnership's total capital of $1,947,466 as of March 31, 2000, consisted of $1,927,873 in limited partner capital and $19,593 in general partner capital. Net loss was allocated to the limited partners in the amount of $102,151 and to the general partners in the amount of $1,032.
     At March 31, 2000, the Partnership had $11,104 in cash and cash equivalents.


SUBSEQUENT EVENTS

     None.

                       Part II. OTHER INFORMATION



                 COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:   Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:   Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K during the quarter ended March
     31, 2000.

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


                 COMMUNITY INVESTMENT PARTNERS II, L.P.

       By:  CIP Management, L.P., LLLP, Managing General Partner
       By:  CIP Management, Inc., its Managing General Partner


/s/   Daniel A. Burkhardt
      ----------------------  President, Treasurer and Director   May 11, 2000
      Daniel A. Burkhardt


/s/   Ray L. Robbins
      ----------------------  Vice-President and Director         May 11, 2000
      Ray L. Robbins