Form 10-Q
period 2000-06-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 2000-08-11
CIK 887499

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                       ----------------------

                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 2000
                    Commission file number 0-18042


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

                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                             AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------

Company                            Nature of Business
Initial Investment Date            Investment                                       Cost  Fair Value

----------------------------------------------------------------------------------------------------
GLOBAL SURGICAL                    Formed to acquire the Urban Microscope
CORPORATION                        Division and the Surgical Mechanical
                                   Research subsidiary of Storz Medical

     January 31, 1994              3,000 shares of Common Stock                 $300,000    $300,000
     September 30, 1995            7% Promissory Note, due 6/29/00                45,000      45,000
     January 26, 1996              7% Promissory Note, due 1/25/01                67,500      67,500

COMPUTER MOTION, INC.              Develops and supplies medical robotics
(RBOT)

     September 6, 1996             40,948 warrants to purchase
                                   common stock, exercisable at
                                   $4.569 per warrant through 5/2/03                   8     150,730

     September 6, 1996             13,508 shares of Common Stock                 104,171     111,440

                                   16,209 warrants to purchase
                                   common stock, exercisable at
                                   $7.712 per warrant, through 12/31/03              250       8,720

FCOA ACQUISITION                   A chain of greeting card/
CORPORATION                        party stores which offer
(d/b/a Factory Card                a full line of products at
Outlet) (FCPY)                     everyday value prices

     July 30, 1996                 26,063 shares of Common Stock                 249,865           -

----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------

Company                            Nature of Business
Initial Investment Date            Investment                                       Cost  Fair Value

----------------------------------------------------------------------------------------------------
PERMALOK CORPORATION               Develops and sells steel pipe joining
                                   system to the domestic underground utility
                                   construction industry

     September 24, 1996            25,000 shares of Convertible
                                   Preferred Stock and warrants
                                   to purchase 25,000 shares
                                   of Convertible Preferred Stock,
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

     November 12, 1997             28,019 shares of Series C Preferred
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

----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------

Company                            Nature of Business
Initial Investment Date            Investment                                       Cost  Fair Value

----------------------------------------------------------------------------------------------------
ONLINE RESOURCES &                 Provides a variety of inter-
COMMUNICATIONS                     active banking and financial services
CORPORATION                        to end-users and corporate
(ORCC)                             customers in the banking and
                                   financial services industry

     March 17, 1997                16,018 shares of Common Stock                $134,794    $103,116

                                   Warrants to purchase
                                   7,233 shares of Common
                                   Stock at $8.43 per share,
                                   expiring 6/1/02                                     -           -

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

NOVOCELL, INC.                     Research and development
                                   of minimally invasive,
                                   encapsulated cellular transplants
                                   for the treatment of diabetes.

     September 9, 1999             10,000 shares of
                                   Series A Preferred Stock                       10,000      10,000

     March 30, 2000                9.5% convertibe promissory
                                   note, due 9/30/00                               1,531       1,531

     April 26, 2000                1,402 shares of Series B
                                   Preferred Stock                                11,875      11,875

----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                                 SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                             AS OF JUNE 30, 2000

----------------------------------------------------------------------------------------------------

Company                            Nature of Business
Initial Investment Date            Investment                                       Cost  Fair Value

----------------------------------------------------------------------------------------------------
BIOSEPARATIONS, INC.               Develops automated instrumentation
                                   that can isolate and process cells for
                                   use in biotechnology, diagnostic,
                                   therapeutic, and clinical research
                                   applications

     October 14, 1997              50,000 shares of Series B
                                   Preferred Stock                            $  100,000  $  100,000

                                   Warrant to purchase 9,091 shares
                                   of Common Stock at $1.10 per
                                   share, through 10/15/02                             -           -

                                   Warrant to purchase 50,000 shares
                                   of Series B Preferred Stock at $0.20
                                   per share, through 1/31/01                          -           -

                                                                              ----------  ----------

                                                                              $1,667,024  $1,551,942
                                                                              ==========  ==========

----------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                           STATEMENT OF FINANCIAL CONDITION

                                                              (Unaudited)
                                                                June 30,     December 31,
                                                                  2000           1999

-----------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Investments at Fair Value
   (cost $1,667,024 and $1,692,112, respectively)             $1,551,942     $2,019,936
Cash and Cash Equivalents                                         17,175         12,635
Accrued Interest and Dividends Receivable                         36,619         32,682

                                                              ----------     ----------

   TOTAL ASSETS                                               $1,605,736     $2,065,253
                                                              ==========     ==========


                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

Liabilities:
Accounts Payable and Accrued Expenses                         $    7,450     $   14,604

                                                              ----------     ----------

   TOTAL LIABILITIES                                               7,450         14,604

                                                              ----------     ----------

Partnership Capital:

Capital - Limited Partners                                     1,582,185      2,030,024
Capital - General Partners                                        16,101         20,625

                                                              ----------     ----------


   TOTAL PARTNERSHIP CAPITAL                                   1,598,286      2,050,649

                                                              ----------     ----------

TOTAL LIABILITIES AND
   PARTNERSHIP CAPITAL                                        $1,605,736     $2,065,253
                                                              ==========     ==========

-----------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                                                 STATEMENT OF INCOME

                                                     (UNAUDITED)

                                                                  Three Months Ended             Six Months Ended
                                                                June 30,       June 30,      June 30,        June 30,
                                                                  2000           1999          2000            1999

======================================================================================================================

                                                         INCOME
                                                         ------
Dividend and Interest Income                                   $   1,969        $ 1,969      $   3,938       $  3,949

                                                               ---------        -------      ---------       --------

   TOTAL INCOME                                                    1,969          1,969          3,938          3,949

                                                               ---------        -------      ---------       --------

                                                        EXPENSES
                                                        --------

Professional Fees                                                 10,336          6,441         14,856         12,655

                                                               ---------        -------      ---------       --------

   TOTAL EXPENSES                                                 10,336          6,441         14,856         12,655

                                                               ---------        -------      ---------       --------

Net (Loss) before Realized Gains (Losses)
   and Unrealized Gains (Losses)                                  (8,367)        (4,472)       (10,918)        (8,706)
Net Realized Gains (Losses) on
   Sale of Investments                                             1,461              -          1,461           (913)
Net Unrealized (Losses) Gains on
   Investments                                                  (342,274)        96,299       (442,906)        19,942

                                                               ---------        -------      ---------       --------

NET (LOSS) INCOME                                              $(349,180)       $91,827      $(452,363)      $ 10,323
                                                               =========        =======      =========       ========

Per Unit Information:
   Net (Loss) Income                                           $   (3.11)       $   .81      $   (4.02)      $    .09
                                                               =========        =======      =========       ========

   Net Asset Value (as of June 30, 2000
   and December 31, 1999)                                                                    $   14.20       $  18.22
                                                                                             =========       ========

Units Outstanding:
   Limited Partners                                                                            111,395        111,395
   General Partners                                                                              1,135          1,135


----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          COMMUNITY INVESTMENT PARTNERS II, L.P.

                                STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             June 30, 2000   June 30, 1999

===========================================================================================
CASH FLOWS (USED) PROVIDED BY
OPERATING ACTIVITIES:

   Net (Loss) Income                                           $(452,363)      $ 10,323
   Adjustments to reconcile Net Income to Net
      Cash Used by Operating Activities -
   Decrease in Accrued Expenses                                   (7,154)        (6,880)
   Increase in Accrued Interest and
      Dividends Receivable                                        (3,937)        (3,420)
   Purchase of Portfolio Investments                             (13,406)        (6,000)
   Sale of Portfolio Investments                                  39,955         24,887
   Net Unrealized Losses (Gains) on Portfolio Investments        442,906        (19,942)
   Net Realized (Gains) Losses on Sale of
      Portfolio Investments                                       (1,461)           913

                                                               ---------       --------
   Total Cash Provided (Used) by Operating Activities          $   4,540       $   (119)


CASH AND EQUIVALENTS, beginning of period                         12,635         26,598

                                                               ---------       --------

CASH AND EQUIVALENTS, end of period                            $  17,175       $ 26,479
                                                               =========       ========

-------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                    Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                   (UNAUDITED)

                                                                  Six Months Ended June 30, 2000 and 1999

                                                           Limited Partners   General Partners       Total

==============================================================================================================
Balance, December 31, 1998                                    $1,692,198          $17,213          $1,709,411

Net Income                                                        10,220              103              10,323
                                                              ----------          -------          ----------

Balance, June 30, 1999                                        $1,702,418          $17,316          $1,719,734
                                                              ==========          =======          ==========




Balance, December 31, 1999                                    $2,030,024          $20,625          $2,050,649

Net Loss                                                        (447,839)          (4,524)           (452,363)
                                                              ----------          -------          ----------

Balance, June 30, 2000                                        $1,582,185          $16,101          $1,598,286
                                                              ==========          =======          ==========


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




                    Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             COMMUNITY INVESTMENT PARTNERS II, L.P.
               MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 VERSUS QUARTER ENDED JUNE 30, 1999

     Net loss for the three months ended June 30, 2000 was $349,180, compared to net income of $91,827 for the three months ended June 30, 1999.
     Total revenues for the three months ended June 30, 2000 were a negative $338,844, consisting of $1,969 of interest income, $1,461 of realized gains from the sales of investments and $342,274 unrealized losses on investments. Total revenues for the three months ended June
30, 1999 were $98,268, consisting of $1,969 of interest income and $96,299 of unrealized gains on investments. The increase in unrealized losses between June 30, 1999 and June 30, 2000 is due to decreases in the share prices of Computer Motion, Inc. and Online Resources and Communications Corporation.
     Expenses for the three months ended June 30, 2000 were $10,336, a 60% increase from total expenses for the three months ended June 30, 1999 of $6,441. The increase is a result of increased legal expenses related to an 8-K filed for the change in the Partnership's certifying accountant.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

    Net loss for the six months ended June 30, 2000 was $452,363, compared to net income of $10,323 for the six months ended June 30, 1999.
     The main contributor to the June 30, 2000 net loss is a $442,906 unrealized loss on publicly traded investments. The share prices of Computer Motion, Inc. and Online Resources and Communications decreased
25% and 61%, respectively, from their December 31, 1999 levels. In contrast, unrealized gains of $19,942 were recorded for the six months ended June 30, 1999 due to increasing market values during that time period.
     Expenses for the six months ended June 30, 2000 were $14,856, a 17% increase from total expenses for the six months ended June 30, 1999 of $12,655. The increase is due to higher legal expenses in 2000 noted above.




                    Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the six months ended June 30, 2000.


                           Type of                                                   Realized
Company                    Transaction                   Cost         Proceeds      Gain (Loss)

------------------------   -------------------------    -------       --------      -----------
SALES:
------
Quarter 2 ended:
----------------
Computer Motion, Inc.      Sold 2,700 shares
                           of common stock              $20,822        $19,743        $(1,079)

Online Resources &         Sold 2,100 shares
Communications Corp.       of common stock               17,672         20,212          2,540

                                                        -------        -------        -------

      Total Sales                                       $38,494        $39,955        $ 1,461
                                                        =======        =======        =======


PURCHASES:
----------
Quarter 1 ended:
----------------
Novocell, Inc.             Purchase of 9.5%
                           Promissory Note              $ 1,531

Quarter 2 ended:
----------------
Novocell, Inc.             Purchase of 1,402
                           shares of Series B
                           preferred stock               11,875
                                                        -------

      Total Purchases                                   $13,406
                                                        =======

LIQUIDITY AND CAPITAL RESOURCES

     The partnership's total capital of $1,598,286 as of June 30, 2000, consisted of $1,582,185 in limited partner capital and $16,101 in general partner capital. Net loss was allocated to the limited partners in the amount of $447,839 and to the general partners in the amount of $4,524.
     At June 30, 2000, the Partnership had $17,175 in cash and cash equivalents.

             COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

    The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

    (a) Exhibits
    27  Financial Data Schedule

    (b) Reports on Form 8-K
        An 8-K, dated April 28, 2000, was filed on May 4, 2000 to report a change in the Partnership's certifying accountant.

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


                  COMMUNITY INVESTMENT PARTNERS II, L.P.

            By: CIP Management, L.P., LLLP, Managing General Partner
            By: CIP Management, Inc., its Managing General Partner


/s/ Daniel A. Burkhardt
    -------------------- President, Treasurer and Director August 11, 2000 Daniel A. Burkhardt


/s/ Ray L. Robbins, Jr.
    --------------------  Vice-President and Director        August 11, 2000
    Ray L. Robbins, Jr.