Form 10-Q
period 2000-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 2000-11-14
CIK 887499

1:

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended SEPTEMBER 30, 2000
                       Commission file number 0-20213



                   COMMUNITY INVESTMENT PARTNERS II, L.P.
 -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     MISSOURI                                          43-1609351
-----------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)

     12555 Manchester Road
     St. Louis, Missouri                                 63131
-----------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code   (314) 515-2000
                                                        ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                  ---  ---

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                                       INDEX

                                                                                                        Page
                                                                                                       Number
     Part I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Schedule of Portfolio Investments........................................................3
                Statement of Financial Condition.........................................................6
                Statement of Income......................................................................7
                Statement of Cash Flows .................................................................8
                Statement of Changes in Partnership Capital..............................................9
                Notes to Financial Statements ..........................................................10

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................................11

     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings.......................................................................13

     Item 6.    Exhibits and Reports on Form 8-K........................................................13

                Signatures..............................................................................14

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------
GLOBAL SURGICAL                  Formed to acquire the Urban Microscope
CORPORATION                      Division and the Surgical Mechanical
                                 Research subsidiary of Storz Medical

     January 31, 1994            3,000 shares of Common Stock                   $  300,000            $  300,000

     August 1, 2000              12% Subordinated Promissory
                                 Note, due 4/30/03                                 155,221               155,221

COMPUTER MOTION, INC.            Develops and supplies medical robotics
(RBOT)

     September 6, 1996           40,948 warrants to purchase
                                 common stock, exercisable at
                                 $4.569 per warrant through 5/2/03                       8               201,914

     September 6, 1996           13,508 shares of Common Stock                     104,171               128,326

                                 16,209 warrants to purchase
                                 common stock, exercisable at
                                 $7.712 per warrant, through 12/31/03                  250                28,982

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

PERMALOK CORPORATION             Develops and sells steel pipe joining
                                 system to the domestic underground utility
                                 construction industry

     September 24, 1996          25,000 shares of Convertible
                                 Preferred Stock and
                                 warrants to purchase 25,000 shares
                                 of Convertible Preferred Stock,
                                 exercisable at $9.60 per share,
                                 through 7/31/03                                   200,000               200,000
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.






                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF SEPTEMBER 30, 2000

-------------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------
STEREOTAXIS, INC.                Develops and markets a system by which
                                 surgery can be conducted remotely using
                                 computer controlled magnets

     December 30, 1996           138,889 shares of Series B
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

     March 17, 1997              16,018 shares of common stock                     134,794                60,067

                                 Warrants to purchase
                                 7,233 shares of Common
                                 Stock at $8.43 per share,
                                 expiring 6/1/02                                         -                     -



-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.






                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                              AS OF SEPTEMBER 30, 2000

-------------------------------------------------------------------------------------------------------------------
Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value
-------------------------------------------------------------------------------------------------------------------
ADVANCED UROSCIENCE,             Developing Acyst, an injectable bulking agent,
INC.                             for the treatment of stress urinary
                                 incontinence.

     April 7, 1997               25,000 shares of Series A
                                 Preferred Stock                                   100,000               100,000

NOVOCELL, INC.                   Research and development of
                                 minimally invasive, encapsulated
                                 cellular transplants for the
                                 treatment of diabetes.

     September 9, 2000           10,000 shares of Series A
                                 Preferred Stock                                    10,000                10,000

     March 30, 2000              9.5% convertible promissory
                                 note, due 9/30/00.                                  1,531                 1,531

     April 26, 2000              1,402 shares of Series B Preferred Stock           11,875                11,875

BIOSEPARATIONS, INC.             Develops automated instrumentation that
                                 can isolate and process cells for use in
                                 biotechnology, diagnostic, therapeutic,
                                 and clinical research applications

     October 14, 1997            50,000 shares of Series B
                                 Preferred Stock                                   100,000               100,000

                                 Warrant to purchase 9,091 shares
                                 of Common Stock at $1.10 per
                                 share, through 10/15/02                                 -                     -

                                 Warrant to purchase 50,000 shares
                                 of Series B Preferred Stock at $0.20
                                 per share, through 1/31/01                              -                     -
                                                                                ----------            ----------

                                                                                $1,709,745            $1,639,946
                                                                                ==========            ==========

-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                          STATEMENT OF FINANCIAL CONDITION
                                                                             (Unaudited)
                                                                            September 30,            December 31,
                                                                                2000                     1999
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
                                                      ------

Investments at Fair Value
     (cost $1,709,745 and $1,692,112, respectively)                      $     1,639,946           $    2,019,936
Cash and Cash Equivalents                                                         15,963                   12,635
Accrued Interest and Dividends Receivable                                          3,104                   32,682
                                                                         ---------------           --------------

     TOTAL ASSETS                                                        $     1,659,013           $    2,065,253
                                                                         ===============           ==============





                                            LIABILITIES AND PARTNERSHIP CAPITAL
                                            -----------------------------------


Liabilities:

Accounts Payable and Accrued Expenses                                    $        11,340           $       14,604
                                                                         ---------------           --------------

     TOTAL LIABILITIES                                                            11,340                   14,604
                                                                         ---------------           --------------
Partnership Capital:

Capital - Limited Partners                                                     1,631,078                2,030,024
Capital - General Partners                                                        16,595                   20,625
                                                                         ---------------           --------------

     TOTAL PARTNERSHIP CAPITAL                                                 1,647,673                2,050,649
                                                                         ---------------           --------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                 $     1,659,013           $    2,065,253
                                                                         ===============           ==============




-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                                STATEMENT OF INCOME
                                                    (UNAUDITED)
                                                       Three Months Ended                Nine Months Ended
                                                   Sept. 30,         Sept. 30,      Sept. 30,         Sept. 30,
                                                     2000              1999           2000              1999
===================================================================================================================
                                                       INCOME
                                                       ------

Dividend and Interest Income                     $       9,206    $        1,969    $      13,144    $        5,918
                                                 -------------    --------------    -------------    --------------

     TOTAL INCOME                                        9,206             1,969           13,144             5,918
                                                 -------------    --------------    -------------    --------------

                                                      EXPENSES
                                                      --------

Professional Fees                                        7,880             3,560           22,736            16,215
Other                                                      515               515              515               515
                                                 -------------    --------------    -------------    --------------

     TOTAL EXPENSES                                      8,395             4,075           23,251            16,730
                                                 -------------    --------------    -------------    --------------

Net Income (Loss) before Realized Gains
   (Losses) and Unrealized Gains (Losses)                  811            (2,106)         (10,107)          (10,812)
Net Realized Gains (Losses) on
   Sale of Investments                                   3,293          (106,000)           4,754          (106,913)
Net Unrealized Gains (Losses) on
   Investments                                          45,283             2,622         (397,623)           22,564
                                                 -------------    --------------    -------------    --------------

NET INCOME (LOSS)                                $      49,387    $     (105,484)   $    (402,976)   $      (95,161)
                                                 =============    ==============    =============    ==============

Per Unit Information:
     Net Income (Loss)                           $         .43    $         (.94)   $       (3.58)   $         (.85)
                                                 =============    ==============    =============    ==============

     Net Asset Value (as of September
     30, 2000 and December 31, 1999)                                                $       14.64    $        18.22
                                                                                    =============    ==============

Units Outstanding:
     Limited Partners                                                                     111,395           111,395
     General Partners                                                                       1,135             1,135



-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)
                                                                             Nine Months             Nine Months
                                                                                Ended                    Ended
                                                                           Sept. 30, 2000           Sept. 30, 1999
===================================================================================================================
CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:

     Net Loss                                                             $     (402,976)           $    (95,161)
     Adjustments to reconcile Net Income to Net
       Cash Used by Operating Activities -
     Decrease in Accrued Expenses                                                 (3,264)                 (3,320)
     Decrease (Increase) in Accrued Interest and
       Dividends Receivable                                                       29,578                  (5,390)
     Purchase of Portfolio Investments                                           (56,127)                (16,000)
     Sale of Portfolio Investments                                                43,248                  24,887
     Net Unrealized Losses (Gains) on Portfolio Investments                      397,623                 (22,564)
     Net Realized (Gains) Losses on Sale of Portfolio Investments                 (4,754)                106,913
                                                                          --------------            ------------

     Total Cash Used by Operating Activities                              $        3,328            $    (10,635)


CASH AND EQUIVALENTS, beginning of period                                         12,635                  26,598
                                                                          --------------            ------------

CASH AND EQUIVALENTS, end of period                                       $       15,963            $     15,963
                                                                          ==============            ============










-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                    (UNAUDITED)


                                                              Nine Months Ended September 30, 2000 and 1999

                                                       Limited Partners       General Partners            Total
===================================================================================================================

Balance, December 31, 1998                             $      1,692,198      $         17,213      $      1,709,411

Net Loss                                                        (94,209)                 (952)              (95,161)
                                                       ----------------      ----------------      ----------------

Balance, September 30, 1999                            $      1,597,989      $         16,261      $      1,614,250
                                                       ================      ================      ================



Balance, December 31, 1999                             $      2,030,024      $         20,625      $      2,050,649

Net Loss                                                       (398,946)               (4,030)             (402,976)
                                                       ----------------      ----------------      ----------------

Balance, September 30, 2000                            $      1,631,078      $         16,595      $      1,647,673
                                                       ================      ================      ================












-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   COMMUNITY INVESTMENT PARTNERS II, L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 VERSUS QUARTER ENDED SEPTEMBER 30, 1999
     Net income for the three months ended September 30, 2000 was $49,387, compared to a net loss of $105,484 for the three months ended September 30, 1999.
     Realized gains for the three months ended September 30, 2000 were $3,293, compared to unrealized losses of $106,000 for the three months ended September 30, 1999. The unrealized loss for the three months ended September 30, 1999 was the result of the write-off of the Neocrin investment. Net unrealized gains for the three months ended September 30, 2000 were $45,283, a $42,661 increase over net unrealized gains of $2,622 for the three months ended September 30, 1999. The increase in unrealized gains is due to the valuation of the Computer Motion warrants at current market prices. Prior to December 1999, warrants were valued at cost. The unrealized gain at September 30, 2000 is offset by unrealized losses on Online Resources & Communications Corporation common stock, due to a decrease in the market value per share.
     Expenses for the three months ended September 30, 2000 were $8,395, up 106% from total expenses of $4,075 for the three months ended September 30, 1999. The increase is caused by timing of the $3,195 annual payment for trustee fees. The fees were paid in the first quarter during 1999, but in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999
     Net losses for the nine months ended September 30, 2000 and 1999 were $402,976 and $95,161, respectively.
     The increased net loss is primarily due to a $397,623 unrealized loss on publicly traded investments for the nine months ended September 30, 2000, compared to a $22,564 unrealized gain for the nine months ended September
30, 1999. From December 31, 1999 to September 30, 2000, the share prices of Computer Motion and Online Resources and Communications Corporation decreased 14% and 77%, respectively.
     Expenses for the nine months ended September 30, 2000 were $23,251, an increase of 39% compared to the $16,730 total expenses recorded through September 30, 1999. Within total expenses, legal expenses increased approximately $4,700 and professional expenses increased approximately
$1,300.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended September 30, 2000.

                                    Type of                                                             Realized
Company                             Transaction               Cost                Proceeds             Gain (Loss)
-----------------------             ------------------    -------------         -------------        --------------
SALES:
------
Quarter 2 ended:
----------------
Computer Motion, Inc.               Sold 2,700 shares
                                    of common stock       $      20,822         $      19,743        $       (1,079)

Online Resources  &                 Sold 2,100 shares
Communications Corp.                of common stock              17,672                20,212                 2,540

Houghton Acquisition                Escrow
Corporation                         Disbursement                     --                 3,293                 3,293
                                                          -------------         -------------        --------------

     Total Sales                                          $      38,494         $      43,248        $        4,754
                                                          =============         =============        ==============


PURCHASES:
----------
Quarter 1 ended:
----------------
Novocell, Inc.                      Purchase of 9.5%
                                    Promissory Note       $       1,531

Quarter 2 ended:
----------------
Novocell, Inc.                      Purchase of 1,402
                                    shares of Series B
                                    preferred stock              11,875

Quarter 3 ended:
----------------
Global Surgical, Corp.              Purchase of 12%
                                    Promissory Note              42,721
                                                          -------------

     Total Purchases                                      $      56,127
                                                          =============


LIQUIDITY AND CAPITAL RESOURCES

     The partnership's total capital of $1,647,673 as of September 30, 2000, consisted of $1,631,078 in limited partner capital and $16,595 in general partner capital. Net loss was allocated to the limited partners in the amount of $398,946 and to the general partners in the amount of $4,030.
     At September 30, 2000, the Partnership had $15,963 in cash and cash equivalents.

                         Part II. OTHER INFORMATION


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:    Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September 30, 2000.

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


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

          By: CIP Management, L.P., LLLP, Managing General Partner
          By: CIP Management, Inc., its Managing General Partner

/s/      Daniel A. Burkhardt
         _______________________      President, Treasurer and Director             November 14, 2000
         Daniel A. Burkhardt


/s/      Ray L. Robbins, Jr.
         _______________________      Vice-President and Director                   November 14, 2000
         Ray L. Robbins, Jr.




                                     14
772: