Form 10-K405
period 2000-12-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 2001-03-29
CIK 887499

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                           ----------------------

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended December 31, 2000   Commission file number 0-20213
                           -----------------                          -------


                     COMMUNITY INVESTMENT PARTNERS II, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MISSOURI                                 43-1609351
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)


       12555 Manchester Road
       St. Louis, Missouri                          63131
--------------------------------------------------------------------------------
(Address and principal executive office)            (Zip Code)


Registrant's telephone number, including area code  (314) 515-2000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K. / X /

As of March 15, 2001, 94,767 units of limited partnership interest (Units), representing net assets of $1,117,799 were held by non-affiliates. There is no established public market for such Units.

                    DOCUMENTS INCORPORATED BY REFERENCE

      None

                        COMMUNITY INVESTMENT PARTNERS II, L.P.

                                  TABLE OF CONTENTS

PART I                                                                          Page
  Item 1.  Business..............................................................4

  Item 2.  Properties............................................................6

  Item 3.  Legal Proceedings.....................................................6

  Item 4.  Submission of Matters to a Vote of Security Holders...................6

PART II

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...................................................7

  Item 6.  Selected Financial Data...............................................8

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................9

  Item 8.  Index to Financial Statements and Supplementary Financial Data.......11

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures..............................31

PART III

  Item 10. Directors and Executive Officers of the Registrant...................32

  Item 11. Executive Compensation...............................................33

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management...........................................................33

  Item 13. Certain Relationships and Related Transactions.......................34

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.............................................................35

SIGNATURES......................................................................36

INDEX TO EXHIBITS...............................................................37

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

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  There is no established public trading market for the Limited Partnership interests. As of March 15, 2001, the total number of holders of units is
130. The number of limited partnership units outstanding is 111,395. The number of general partnership units outstanding is 1,135 as of March 15, 2001.

  The information set forth under the captions "Partnership Distributions and Allocations" and "Transferability of Units" in the Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENTS OF FINANCIAL CONDITION:
                                                             As of
                                                          December 31,
                               -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                               -----------   -----------   -----------   -----------   -----------
Net Assets                     $ 1,327,318   $ 2,050,649   $ 1,709,411   $ 1,848,895   $ 1,982,725

Portfolio
Investments at
Fair Value                     $ 1,303,328   $ 2,019,936   $ 1,671,491   $ 1,733,229   $ 1,397,330

STATEMENTS OF INCOME:
                                                       For the Years Ended
                                                           December 31,
                               -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                               -----------   -----------   -----------   -----------   -----------
Net Loss before Net
Realized (Losses) Gains
and Net Unrealized
(Losses) Gains                 $    (6,968)  $   (16,095)  $   (26,925)  $   (74,589)  $   (16,866)

Net Realized
(Losses) Gains                      (5,257)     (106,913)            -       511,973             -

Net Unrealized
(Losses) Gains                    (711,106)      464,246      (112,559)       (8,564)      (15,298)

Net (Loss) Income                 (723,331)      341,238      (139,484)      428,820       (32,164)

Per Unit of
Partnership Interest:

Net Asset Value                      11.79         18.22         15.19         16.43         17.62

Net Loss before
Net Realized (Losses)
Gains and
Net Unrealized (Losses) Gains         (.06)         (.14)         (.24)         (.66)         (.15)

Net Realized (Losses) Gains           (.05)         (.95)            -          4.55             -

Net Unrealized (Losses) Gains        (6.32)         4.12         (1.00)         (.08)         (.14)

Net (Loss) Income              $     (6.43)  $      3.03   $     (1.24)  $      3.81   $      (.29)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                        FISCAL YEAR 2000 VERSUS 1999


  Net loss for the year ended December 31, 2000 was $723,331, compared to net income of $341,238 for the year ended December 31, 1999. The 2000 net loss was primarily caused by unrealized losses on portfolio investments.

  Net realized losses on investments for the year ended December 31, 2000 were $5,257, a 95% decrease from net realized losses of $106,913 for the year ended December 31, 1999. 2000 net realized losses consisted of a net realized loss of $8,550 from the sale of publicly traded investments offset by a $3,293 gain as a result of an escrow disbursement received from Houghton Acquisition Corporation. 1999 net realized losses were higher due to the write-off of the Neocrin investment in the amount of $106,000. There were no investment write-offs during the year ended December 31, 2000.

  Net unrealized losses for the year ended December 31, 2000 were $711,106, compared to net unrealized gains of $464,246 for the year ended December 31, 1999. The 2000 unrealized losses were caused by a 58% decrease in the share price of Computer Motion, Inc. and an 88% decrease in the share price of Online Resources & Communications Corporation during the year.

  Total expenses for the year ended December 31, 2000 were $24,768, an increase of 3% over 1999 expenses of $23,981.

  There were no partnership distributions in 2000.

                        FISCAL YEAR 1999 VERSUS 1998


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

LIQUIDITY AND CAPITAL RESOURCES

  Total capital for the Partnership as of December 31, 2000, was $1,327,318. This consisted of $1,313,926 in Limited Partner capital and $13,392 in General Partner capital.

  Net loss of $723,331 for 2000 was allocated in the amount of $716,098 to the Limited Partners and in the amount of $7,233 to the General Partners.

  At December 31, 2000, the Partnership had $23,379 in cash and cash equivalents.


ITEM 8. INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY
        FINANCIAL DATA


                                                                            Page
                                                                            ----
Report of Independent Public Accountants........................................12

Report of Independent Accountants...............................................13

Schedule of Portfolio Investments as of
December 31, 2000 and 1999......................................................14

Statements of Financial Condition as of December 31, 2000 and 1999..............20

Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998................................................21

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998................................................22

Statements of Changes in Partnership Capital for the
Years Ended December 31, 2000, 1999 and 1998....................................23

Notes to Financial Statements...................................................24


Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Community Investment Partners II, L.P.

We have audited the accompanying statement of financial condition of Community Investment Partners II, L.P. (a Missouri limited partnership), including the schedule of portfolio investments, as of December 31, 2000, and the related statements of operations, cash flows and changes in partnership capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, the financial statements include investment securities valued at $1,220,657 (92 percent of net assets) whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. However, because of the inherent incertainty of valuation, the General Partner's estimated values may differ from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Investment Partners II, L.P., as of December 31, 2000, and the results of its operations, cash flows, and the changes in its partnership capital for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                           ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 16, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Community Investment Partners II, L.P.


In our opinion, the statements of financial condition, including the schedule of portfolio investments, as of December 31, 1999 and the related statements of operations, of cash flows and of changes in partnership capital for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Community Investment Partners II, L.P. (the "Partnership") at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the Unites States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We have not audited the financial statements of Community Investment Partners II, L.P. for any period subsequent to December 31, 1999.



PricewaterhouseCoopers LLP

St. Louis, Missouri
March 3, 2000



                          COMMUNITY INVESTMENT PARTNERS II, L.P.
                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                  As of December 31, 2000
-----------------------------------------------------------------------------------------
Company                  Nature of Business
Initial Investment Date  Investment                                    Cost   Fair Value
-----------------------------------------------------------------------------------------
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

COMPUTER MOTION, INC.    Develops and supplies medical robotics
(RBOT)

  September 6, 1996      40,948 warrants to purchase common
                         stock, exercisable at $4.569 per
                         warrant through 5/2/03                           8        2,088

                         10,508 shares of common stock               81,035       48,547

                         16,209 warrants to purchase common
                         stock, exercisable at $7.712 per
                         warrant, through 12/31/03                      250            -

FCOA ACQUISITION         A chain of greeting card/party
CORPORATION              stores which offer a full line
(d/b/a Factory Card      of products at everyday value
Outlet)(FCPY)            prices

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



                        The accompanying notes are an integral
                                part of this schedule.




                          COMMUNITY INVESTMENT PARTNERS II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                  As of December 31, 2000
-----------------------------------------------------------------------------------------
Company                  Nature of Business
Initial Investment Date  Investment                                    Cost   Fair Value
-----------------------------------------------------------------------------------------
STEREOTAXIS, INC.        Develops and markets a system by which
                         surgery can be conducted remotely
                         using computer controlled magnets

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

ONLINE RESOURCES &       Provides a variety of interactive
COMMUNICATIONS           banking and financial services to end-
CORPORATION              users and corporate customers in the
(ORCC)                   banking and financial services industry

March 17, 1997           16,018 shares of common stock              134,794       32,036

                         Warrants to purchase 7,233 shares of
                         common stock at $8.43 per share,
                         expiring 6/1/02
                                                                          -            -


                          The accompanying notes are an integral
                                  part of this schedule.





                          COMMUNITY INVESTMENT PARTNERS II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                  As of December 31, 2000
-----------------------------------------------------------------------------------------
Company                  Nature of Business
Initial Investment Date  Investment                                    Cost   Fair Value
-----------------------------------------------------------------------------------------
ADVANCED UROSCIENCE,     Developing Acyst, an injectable
INC.                     bulking agent, for the treatment
                         of stress urinary incontinence.

  April 7, 1997          25,000 shares of Series A preferred
                         stock                                  $   100,000  $   100,000

NOVOCELL, INC.           Research and development of minimally
                         invasive, encapsulated cellular
                         transplants for the treatment of
                         diabetes.

  September 9, 1999      10,000 shares of Series A preferred
                         stock                                       10,000       10,000

  March 30, 2000         9.5% convertible promissory note, due
                         3/21/01.                                     1,531        1,531

  April 26, 2000         5,206 shares of Series B preferred
                         stock                                       11,875       11,875

BIOSEPARATIONS, INC.     Develops automated instrumentation
                         that can isolate and process cells for
                         use in biotechnology, diagnostic,
                         therapeutic, and clinical research
                         applications

  October 14, 1997       50,000 shares of Series B preferred
                         stock                                      100,000      100,000

                         Warrant to purchase 9,091 shares of
                         common stock at $1.10 per share,
                         through 10/15/02                                 -            -

                         Warrant to purchase 50,000 shares of
                         Series B preferred stock at $0.20 per
                         share, through 1/31/01                           -            -
                                                                -----------  -----------
                                                                $ 1,686,609  $ 1,303,328
                                                                ===========  ===========

                          The accompanying notes are an integral
                                  part of this schedule.



                          COMMUNITY INVESTMENT PARTNERS II, L.P.

                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                  As of December 31, 1999
-------------------------------------------------------------------------------------------
Company                  Nature of Business                                  Fair Value
Investment Date          Investment                                Cost      (Note 3)
-------------------------------------------------------------------------------------------
GLOBAL SURGICAL          Formed to acquire the Urban Microscope
CORPORATION              Division and the Surgical Mechanical
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

FCOA ACQUISITION         A chain of greeting card/party stores
CORPORATION              which offer a full line of products at
(d/b/a Factory Card      everyday value prices
Outlet)(FCPY)

  July 30, 1996          26,063 common shares                        249,865           -

PERMALOK CORPORATION     Develops and sells steel pipe joining
                         system to the domestic underground
                         utility construction industry

  September 24, 1996     25,000 shares of convertible preferred
                         stock and a warrant to purchase 25,000
                         shares of convertible preferred stock,
                         exercisable at $9.60 per share,
                         through 7/31/03                            200,000      200,000


                          The accompanying notes are an integral
                                  part of this schedule.




                          COMMUNITY INVESTMENT PARTNERS II, L.P.

                        SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                  As of December 31, 1999
-------------------------------------------------------------------------------------------
Company                  Nature of Business                                  Fair Value
Investment Date          Investment                                 Cost     (Note 3)
-------------------------------------------------------------------------------------------
STEREOTAXIS, INC.        Develops and markets a system by which
                         surgery can be conducted remotely
                         using computer controlled magnets

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


ONLINE RESOURCES &       Provides a variety of interactive
COMMUNICATIONS           banking and financial services to end-
CORPORATION              users and corporate customers in the
(ORCC)                   banking and financial services industry

  March 17, 1997         18,118 shares of common stock              152,466      301,211

                         Warrants to purchase 7,233 shares of
                         common stock at $8.43 per share,
                         expiring 6/1/02                                  -       59,274


                          The accompanying notes are an integral
                                  part of this schedule.




                          COMMUNITY INVESTMENT PARTNERS II, L.P.

                        SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                  As of December 31, 1999
-----------------------------------------------------------------------------------------
Company                  Nature of Business                                  Fair Value
Investment Date          Investment                             Cost         (Note 3)
-----------------------------------------------------------------------------------------
ADVANCED UROSCIENCE,     Developing Acyst, an injectable
INC.                     bulking agent, for the treatment
                         of stress urinary incontinence.

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


BIOSEPARATIONS, INC.     Develops automated instrumentation
                         that can isolate and process cells for
                         use in biotechnology, diagnostic,
                         therapeutic, and clinical research
                         applications

  October 14, 1997       50,000 shares of Series B preferred
                         stock                                      100,000      100,000

                         Warrant to purchase 9,091 shares of
                         common stock at $1.10 per share,
                         through 10/15/02                                 -            -

                         Warrant to purchase 50,000 shares of
                         Series B preferred stock at $0.20 per
                         share, through 1/31/01                           -            -
                                                                -----------  -----------

                                                                $ 1,692,112  $ 2,019,936
                                                                ===========  ===========

                     The accompanying notes are an integral
                             part of this schedule.


                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                       STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                     ------
                                                           December 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
Investments at fair value
 (cost $1,686,609 and $1,692,112, respectively)     $ 1,303,328    $ 2,019,936
Cash and cash equivalents                                23,379         12,635
Accrued interest and dividends receivable                 7,761         32,682
                                                    -----------    -----------
TOTAL ASSETS                                        $ 1,334,468    $ 2,065,253
                                                    ===========    ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

                                                           December 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES               $     7,150    $    14,604
                                                    -----------    -----------

Partnership Capital:

Capital - Limited Partners                            1,313,926      2,030,024
Capital - General Partners                               13,392         20,625
                                                    -----------    -----------

  TOTAL PARTNERSHIP CAPITAL                           1,327,318      2,050,649
                                                    -----------    -----------
TOTAL LIABILITIES AND
  PARTNERSHIP CAPITAL                               $ 1,334,468    $ 2,065,253
                                                    ===========    ===========


                     The accompanying notes are an integral
                             part of this schedule.



                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                            STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   December 31,
                                       --------------------------------------
                                          2000          1999          1998
                                       ----------     ---------    ----------

                                     INCOME
                                     ------
Dividend and interest income           $   17,800     $   7,886    $   12,302
                                       ----------     ---------    ----------

  TOTAL INCOME                         $   17,800         7,886        12,302
                                       ----------     ---------    ----------

                                    EXPENSES
                                    --------
Management fees                                 -             -        14,325

Professional fees                          24,253        23,445        22,108

Independent general partners' fees              -             -         2,000

Other                                         515           536           794
                                       ----------     ---------    ----------

  TOTAL EXPENSES                           24,768        23,981        39,227
                                       ----------     ---------    ----------

Net loss before net realized losses
  and net unrealized (losses) gains        (6,968)      (16,095)      (26,925)

Net realized losses on sale of
  investments                              (5,257)     (106,913)            -

Net unrealized (losses) gains
  on investments                         (711,106)      464,246      (112,559)
                                       ----------     ---------    ----------
  NET (LOSS) INCOME                    $ (723,331)    $ 341,238    $ (139,484)
                                       ==========     =========    ==========


                         The accompanying notes are an integral
                                 part of this schedule.



                         COMMUNITY INVESTMENT PARTNERS II, L.P.

                                STATEMENTS OF CASH FLOWS

                                                           For the Years Ended
                                                               December 31,
                                                  ------------------------------------
                                                     2000         1999         1998
                                                  ----------   ----------   ----------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net (loss) income                               $ (723,331)  $  341,238   $ (139,484)
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
  Purchase of portfolio investments                  (56,127)     (16,000)    (102,421)

  Proceeds from sale of portfolio investments         56,372       24,887       51,600

  Net unrealized (losses) gains on
    portfolio investments                            711,106     (464,246)     112,559

  Net realized losses on sale/
      liquidation of portfolio investments             5,257      106,913            -

  Decrease (increase) in accrued interest and
    dividends receivable                              24,921       (7,360)      (6,348)

  (Decrease) increase in accounts
    payable and accrued expenses                      (7,454)         605       (1,804)
                                                  ----------   ----------   ----------
    Net cash provided (used) by
    operating activities                              10,744      (13,963)     (85,898)

CASH AND CASH EQUIVALENTS:

  Beginning of year                                   12,635       26,598      112,496
                                                  ----------   ----------   ----------

  End of year                                     $   23,379   $   12,635   $   26,598
                                                  ==========   ==========   ==========


                  The accompanying notes are an integral
                          part of this schedule.

                  COMMUNITY INVESTMENT PARTNERS II, L.P.

               STATEMENTS OF CHANGES IN PARTNERSHIP CAPITAL

           For the Years Ended December 31, 2000, 1999 and 1998



                                  --------------------------------------
                                    LIMITED       GENERAL
                                  PARTNERSHIP   PARTNERSHIP
                                    CAPITAL       CAPITAL       TOTAL
                                  -----------   -----------  -----------
BALANCE, DECEMBER 31, 1997        $ 1,830,287   $  18,608    $ 1,848,895

Net Loss                             (138,089)     (1,395)      (139,484)
                                  -----------   ---------     ----------

BALANCE, DECEMBER 31, 1998        $ 1,692,198   $  17,213    $ 1,709,411

Net Income                            337,826       3,412        341,238
                                  -----------   ---------     ----------

BALANCE, DECEMBER 31, 1999        $ 2,030,024   $  20,625    $ 2,050,649

Net Loss                             (716,098)     (7,233)      (723,331)
                                  -----------   ---------     ----------

BALANCE, DECEMBER 31, 2000        $ 1,313,926   $  13,392    $ 1,327,318
                                  ===========   =========    ===========


                  The accompanying notes are an integral
                          part of this schedule.


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

    Investment Transactions
    -----------------------

         Portfolio investments are carried at fair value as obtained from outside sources or at a value determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. Until significant developments affecting an investment provide a basis for revaluation, cost approximates fair market value. Due to the inherent uncertainty of valuation for those portfolio investments with a fair value that is not readily ascertainable, the estimated values used may differ significantly from the values that would have been used had a ready market existed for the securities. Investment in securities traded on a national securities exchange are valued at the latest reported sales price on the last business day of the period. If no sale has taken place, the securities are valued at the last bid price. If no bid price has been reported, or if no exchange quotation is available, the securities are valued at the quotation obtained from an outside broker. Investment transactions are recorded on a trade date basis. Income is recorded on an accrual basis.

    Use of Estimates
    ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


4.  PER UNIT INFORMATION

         There is no market for the limited partnership interests. Per unit information is as follows:


                               For the Years Ended December 31,
                              ----------------------------------
                                2000          1999       1998
                              ---------    ---------  ----------
Number of unit holders              130          132         131
                              =========    =========  ==========

Limited partnership units       111,395      111,395     111,395

General partnership units         1,135        1,135       1,135
                              ---------    ---------  ----------

Total units outstanding         112,530      112,530     112,530
                              =========    =========  ==========

Net asset value per unit      $   11.79    $   18.22  $    15.19
                              =========    =========  ==========

Net (loss) income per unit    $   (6.43)   $    3.03  $    (1.24)
                              =========    =========  ==========

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

         The Managing General Partner of the Partnership is also the managing general partner of Community Investment Partners, L.P. and Community Investment Partners III, L.P., LLLP, which are also business development companies, and Community Investment Partners IV, L.P., LLLP, an Employees' Securities Company.

         Additionally, the Independent General Partners of the Partnership are also the independent general partners of Community Investment Partners III, L.P., LLLP.

6.  INVESTMENT TRANSACTIONS

         Following is a summary of portfolio investment transactions during the years ended December 31, 2000, 1999 and 1998, respectively.


For the year ended December 31, 2000
------------------------------------
                                                                    Realized
                           Type of                                    Gain
Company                    Investment            Cost      Proceeds  (Loss)
-------                    ----------            ----      --------   ----
PURCHASES:

Novocell, Inc.             Purchase of 9.5%    $   1,531
                           Promissory Note

Novocell, Inc.             Purchase of            11,875
                           Series B
                           preferred stock

Global Surgical Corp.      Purchase of 12% *      42,721
                           Promissory Note
                                               ---------

      TOTAL PURCHASES                          $  56,127
                                               =========
SALES/LIQUIDATIONS:
Computer Motion, Inc.      Sold 5,700 shares   $  43,957   $ 32,867   $ (11,090)
                           of common stock

Online Resources &         Sold 2,100 shares      17,672     20,212       2,540
Communications             of common stock
Corporation

Houghton Acquisition       Escrow                      -      3,293       3,293
Corporation                Disbursement        ---------   --------   ---------

  TOTAL SALES/LIQUIDATIONS                     $  61,629   $ 56,372   $  (5,257)
                                               =========   ========   =========

      *Prior to August 1, 2000, the Partnership held a $45,000 and a $67,500 promissory note from Global Surgical Corporation. On August 1, 2000, both notes plus accrued interest of $42,271 were converted into the current 12% subordinated promissory note receivable from Global Surgical Corporation.



For the year ended December 31, 1999
------------------------------------

                                 Type of                                      Realized
Company                          Investment            Cost        Proceeds     Loss
-------                          ----------            ----        --------     ----
PURCHASES:

Neocrin Company                  Purchase of Series
                                 F preferred stock     $   6,000

  Novocell, Inc.                 Purchase of Series A
                                 preferred stock          10,000
                                                       ---------

  TOTAL PURCHASES                                      $  16,000
                                                       =========

SALES/LIQUIDATIONS:

Hawk Corp. (Houghton             Payment of
Acquisition Corp.)               Term Note             $  25,800   $  24,887    $     (913)

Neocrin Company                  Write-off
                                 investment In
                                 Series E
                                 preferred stock         100,000          --      (100,000)

                                 Write-off
                                 investment
                                 In Series F
                                 preferred stock           6,000          --        (6,000)
                                                      ----------   ---------    ----------

  TOTAL SALES/LIQUIDATIONS:                            $ 131,800   $  24,887    $ (106,913)
                                                       =========   =========    ==========


In addition to the above transactions, the 1,525 shares of Online Resources and Communications Corporation Series C Convertible Preferred Stock previously held underwent a 2.81 reverse stock split and were converted into 18,118 shares of common stock in conjunction with a public offering. The
Partnership now holds warrants to purchase 7,233 shares of common stock, exercisable at $8.43 until June 1, 2002.


For the year ended December 31, 1998
------------------------------------


                        Type of                                           Realized
Company                 Investment                 Cost      Proceeds    Gain (Loss)
-------                 ----------                 ----      --------    ----------
PURCHASES:

Stereotaxis, Inc.       Purchase of Series C
                        convertible
                        preferred stock          $ 100,001

                        Conversion of accrued
                        interest on Note into
                        Series C convertible
                        preferred stock              2,420*
                                                 ---------

  TOTAL PURCHASES                                $ 102,421
                                                 =========
SALES/LIQUIDATIONS:

Hawk Corp. (Houghton    Payment of
Acquisition Corp.)      Term Note                $  51,600   $  51,600            -
                                                 ---------   ---------   ----------

   TOTAL SALES/LIQUIDATIONS:                     $  51,600   $  51,600            -
                                                 =========   =========   ==========


* On June 26,1998, the Stereotaxis, Inc. 10% convertible promissory note, due October 31, 2002 converted into 26,406 shares of Series C preferred stock. The outstanding interest on this 10% convertible promissory note ($2,420 as of 6/26/98) was converted into 1,613 shares of Series C preferred stock. Additionally, the Partnership received 5,281 warrants to purchase preferred stock at $1.50 per share, exercisable through October 31, 2002.


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

Specific Information regarding the Independent General Partners and Managing General Partner

  Thomas A. Hughes, 57, is the Assistant Vice President, Associate General Counsel and Manager-Legal of The Detroit Edison Company, the utility subsidiary of DTE Energy Company. He also serves as the Associate General Counsel of DTE Energy Company. Headquartered in Detroit, Michigan, Detroit Edison is Michigan's largest electric utility serving two million customers in Southeastern Michigan. Prior to joining Detroit Edison in 1978, Mr. Hughes served as General Counsel of the Missouri Public Service Commission. Mr. Hughes has served as a Trustee of the Detroit Metropolitan Bar Association Foundation, and as a member of the Michigan State Bar Association Administrative Law Section Council and is currently serving as a member of the Board of Directors of the Michigan Chapter of the American Corporate Counsel Association. Mr. Hughes does not own any units.

  Ralph G. Kelly, 43, joined Charter Communications, Inc. in 1993 as Vice President-Finance, a position he held until early 1994, when he became Chief Financial Officer of CableMaxx, Inc., a wireless cable television operator. Mr. Kelly returned as Senior Vice President-Treasurer of Charter Communications, Inc. in February 1996, and has responsibility for treasury operations, investor relations and financial reporting. Mr. Kelly has worked in the cable industry since 1984 when he joined Cencom Cable Associates, Inc. as Controller. Mr. Kelly was promoted to Treasurer of Cencom Cable Associates, Inc. in 1989 and was responsible for treasury management, loan compliance, budget administration, supervision of internal audit and SEC reporting. Mr. Kelly is a Certified Public Accountant and was in the audit division of Arthur Andersen LLP from 1979 to 1984. Mr. Kelly does not own any units.

  CIP Management, L.P., LLLP (the "Managing General Partner") is the Managing General Partner of Community Investment Partners II, L.P. The Managing General Partner is also the managing general partner of Community Investment Partners, L.P. and Community Investment Partners III, L.P., LLLP, which are also business development companies, and Community Investment Partners IV, L.P., LLLP, an Employees' Securities Company. The General Partners of the Managing General Partner are CIP Management, Inc., a Missouri corporation and a wholly-owned subsidiary of Edward D. Jones & Co., L.P., and Daniel A. Burkhardt.

The Directors and Officers of CIP Management, Inc. are as follows:

  Daniel A. Burkhardt, 53, President, Treasurer and Director of CIP Management, Inc. since October 1989 and general partner of CIP Management, L.P., LLLP since February 1990. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in investment banking and structuring investments since 1980. He is a director of SEMCO Energy, Inc. Mr. Burkhardt is the beneficial owner of 4,052 Units.

  Ray L. Robbins, Jr., 56, Vice President and Director of CIP Management, Inc. since October 1989. He is a general partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where he has specialized in securities analysis since 1984, and where he was responsible for municipal bond transactions from 1975 to 1983. Mr. Robbins is Co-Chairman of the Edward D. Jones & Co., L.P. Investment Policy Committee. Mr. Robbins is a beneficial owner of 3,242 Units.

  Marilyn A. Gaffney, 42, Secretary of CIP Management, Inc. since October 1989. She is a Limited Partner of The Jones Financial Companies, L.L.L.P., the parent company of Edward D. Jones & Co., L.P., where she has been a senior investment adviser in investment banking since 1980. Ms. Gaffney is the beneficial owner of 405 Units.

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

  As of March 15, 2001, the following parties are known by the Partnership to be the beneficial owners of more than 5% of the Units.

                             Amount of
                            Beneficial             % of Limited
  Name                  Ownership of Units      Partnership Capital
  -----                ---------------------   ---------------------
  Richard P. Kiphart          10,131                   9.09%
  EDJ Ventures Ltd.            8,524                   7.65%
  E. Stanley Kroenke           5,633                   5.06%


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

    3.  Exhibits:
        --------

              (3) Amended and Restated Certificate and Agreement of Limited Partnership dated as of November 4, 1992. *

              (4)  Form of Unit Certificate. *

              (10) Management Agreement dated November 4, 1992, between the
                   Partnership and CIP Management, L.P., LLLP. **

              (28) Prospectus of the Partnership dated November 4, 1992, filed with the Securities and Exchange Commission in connection with Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933. **

[FN]
              * Incorporated by reference to Exhibit A of the Prospectus of the Partnership dated November 4, 1992 filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933.

              ** Incorporated by reference to the Partnership's Registration Statement No. 33-47917 on Form N-2 under the Securities Act of 1933.

  b. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

  c. Exhibits filed as part of this report are included in Item (14)(a)(3) above.

  d. All financial statement schedules are omitted because they are not applicable, or the required information is included in the balance sheet or notes thereto.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.

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


/s/  Daniel A. Burkhardt
-----------------------------           General Partner of CIP Management
     Daniel A. Burkhardt                L.P., LLLP, President, Treasurer and
                                        Director of CIP Management, Inc.


/s/  Ray L. Robbins
-----------------------------           Vice President and Director of CIP
     Ray L. Robbins                     Management, Inc.



/s/  Ralph G. Kelly
-----------------------------           Individual General Partner,
     Ralph G. Kelly                     Community Investment Partners II, L.P.



/s/  Thomas A. Hughes
-----------------------------           Individual General Partner,
     Thomas A. Hughes                   Community Investment Partners II, L.P.

                              INDEX TO EXHIBITS


Exhibit
Number                        Description of Exhibit                Page
------                        ----------------------                ----
(3)                 Amended and Restated Certificate and
                    Agreement of Limited Partnership dated
                    as of November 4, 1992                           *

(4)                 Form of Unit Certificate                         *

(10)                Management Agreement dated November 4, 1992,
                    between the Partnership and CIP Management,
                    L.P., LLLP                                       *

(28)                Prospectus of the Partnership dated November 4,
                    1992, filed with the Securities and Exchange
                    Commission in connection with Registration
                    Statement No. 33-47917 on Form N-2 under the
                    Securities Act of 1933

*Incorporated by reference