Form 10-Q
period 2001-03-31
COMMUNITY INVESTMENT PARTNERS II LP
filed 2001-05-14
CIK 887499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MARCH 31, 2001     Commission file number 0-20213



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

     Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................................................11

     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings.......................................................................13

     Item 6.    Exhibits and Reports on Form 8-K........................................................13

                Signatures..............................................................................14

                                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF MARCH 31, 2001
----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value

----------------------------------------------------------------------------------------------------------------
GLOBAL SURGICAL                  Formed to acquire the Urban Microscope
CORPORATION                      Division and the Surgical Mechanical
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

COMPUTER MOTION, INC.            Develops and supplies medical robotics
(RBOT)

     September 6, 1996           40,948 warrants to purchase
                                 common stock, exercisable at
                                 $4.569 per warrant through 5/2/03                       8                 2,088

     September 6, 1996           10,508 shares of Common Stock                      73,324                38,459

                                 16,209 warrants to purchase
                                 common stock, exercisable at
                                 $7.712 per warrant, through 12/31/03                  250                     -

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

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




                                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF MARCH 31, 2001

----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value

----------------------------------------------------------------------------------------------------------------
STEREOTAXIS, INC.                Develops and markets a system by which
                                 surgery can be conducted remotely using
                                 computer controlled magnets

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

     March 17, 1997              16,018 shares of common stock                     134,794                28,032

                                 Warrants to purchase
                                 7,233 shares of Common
                                 Stock at $8.43 per share,
                                 expiring 6/1/02
                                                                                         -                     -






----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



                                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                              AS OF MARCH 31, 2001

----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost           Fair Value

----------------------------------------------------------------------------------------------------------------
CARBON MEDICAL                   Developing Acyst, an injectable bulking agent,
TECHNOLOGIES, INC.               for the treatment of stress urinary
(formerly Advanced Uro           incontinence.
Science, Inc.)

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

     October 14, 1997            50,000 shares of Series B
                                 Preferred Stock                                   100,000               100,000

                                 Warrant to purchase 9,091 shares
                                 of Common Stock at $1.10 per
                                 share, through 10/15/02                                 -                     -
                                                                                ----------            ----------

                                                                                $1,678,898            $1,289,236
                                                                                ==========            ==========

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                               Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          COMMUNITY INVESTMENT PARTNERS II, L.P.

                                             STATEMENT OF FINANCIAL CONDITION

                                                                                           (Unaudited)
                                                                                            March 31,         December 31,
                                                                                              2001                2000

--------------------------------------------------------------------------------------------------------------------------
                                                          ASSETS
                                                          ------

Investments at Fair Value
     (cost $1,678,898 and $1,686,609, respectively)                                        $1,289,236          $1,303,328
Cash and Cash Equivalents                                                                      27,203              23,379
Accrued Interest and Dividends Receivable                                                      12,418               7,761
                                                                                           ----------          ----------

     TOTAL ASSETS                                                                          $1,328,857          $1,334,468
                                                                                           ==========          ==========


                                           LIABILITIES AND PARTNERSHIP CAPITAL
                                           -----------------------------------



Liabilities:

Accounts Payable and Accrued Expenses                                                      $   11,591          $    7,150
                                                                                           ----------          ----------

     TOTAL LIABILITIES                                                                         11,591               7,150
                                                                                           ----------          ----------
Partnership Capital:

Capital - Limited Partners                                                                  1,303,975           1,313,926
Capital - General Partners                                                                     13,291              13,392
                                                                                           ----------          ----------

     TOTAL PARTNERSHIP CAPITAL                                                              1,317,266           1,327,318
                                                                                           ----------          ----------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                                   $1,328,857          $1,334,468
                                                                                           ==========          ==========





--------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                        Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   COMMUNITY INVESTMENT PARTNERS II, L.P.

                                             STATEMENT OF INCOME
                                                 (UNAUDITED)
                                                                                    Three Months Ended
                                                                               March 31,          March 31,
                                                                                 2001                2000

-----------------------------------------------------------------------------------------------------------
                                                   INCOME
                                                   ------
Dividend and Interest Income                                                   $   4,657          $   1,969
                                                                               ---------          ---------

     TOTAL INCOME                                                                  4,657              1,969
                                                                               ---------          ---------


                                                  EXPENSES
                                                  --------

Professional Fees                                                                  5,305              4,520
                                                                               ---------          ---------


     TOTAL EXPENSES                                                                5,305              4,520
                                                                               ---------          ---------


Net Loss before Realized
   Losses and Unrealized Losses                                                     (648)            (2,551)
Realized Losses on
   Sale of Investments                                                            (3,024)                --
Unrealized Losses on
     Investments                                                                  (6,380)          (100,632)
                                                                               ---------          ---------


NET LOSS                                                                       $ (10,052)         $(103,183)
                                                                               =========          =========


Per Unit Information:
     Net Loss                                                                  $    (.09)         $    (.94)
                                                                               =========          =========


     Net Asset Value                                                           $   11.70          $   17.30
                                                                               =========          =========

Units Outstanding:
     Limited Partners                                                            111,395            111,395
     General Partners                                                              1,135              1,135





-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                           Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                            Three Months             Three Months
                                                                                Ended                    Ended
                                                                           March 31, 2001           March 31, 2000

------------------------------------------------------------------------------------------------------------------

CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:

     Net Loss                                                                $ (10,052)               $(103,183)
     Adjustments to reconcile Net Loss to Net
      Cash Provided by (Used) Operating Activities -
     Increase in Accrued Expenses                                                4,441                    4,520
     Increase in Accrued Interest and
      Dividends Receivable                                                      (4,657)                  (1,969)
     Purchase of Portfolio Investments                                              --                   (1,531)
     Sale of Portfolio Investments                                               4,688                       --
     Net Unrealized Losses on Portfolio Investments                              6,380                  100,632
     Realized Losses on Sale of Portfolio Investments                            3,024                       --
                                                                             ---------                ---------

     Total Cash Provided by (Used) Operating Activities                          3,824                   (1,531)


CASH AND EQUIVALENTS, beginning of period                                       23,379                   12,635
                                                                             ---------                ---------

CASH AND EQUIVALENTS, end of period                                          $  27,203                $  11,104
                                                                             =========                =========




------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


                                           Part I FINANCIAL INFORMATION

Item 1.  Financial Statements


                                             COMMUNITY INVESTMENT PARTNERS II, L.P.

                                          STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                          (UNAUDITED)

                                                              Three Months Ended March 31, 2001 and 2000

                                                       Limited Partners       General Partners            Total

-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                               $ 2,030,024            $    20,625            $ 2,050,649

Net Loss                                                    (102,151)                (1,032)              (103,183)
                                                         -----------            -----------            -----------

Balance, March 31, 2000                                  $ 1,927,873            $    19,593            $ 1,947,466
                                                         ===========            ===========            ===========



Balance, December 31, 2000                               $ 1,313,926            $    13,392            $ 1,327,318

Net Loss                                                      (9,951)                  (101)               (10,052)
                                                         -----------            -----------            -----------

Balance, March 31, 2001                                  $ 1,303,975            $    13,291            $ 1,317,266
                                                         ===========            ===========            ===========










-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I FINANCIAL INFORMATION

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

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                   COMMUNITY INVESTMENT PARTNERS II, L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

     Net loss for the period ending March 31, 2001 was $10,052, compared to a net loss of $103,183 for the same period in 2000. The net loss decreased primarily due to a $94,252 (94%) decrease in unrealized loss on investment securities.

     Realized losses from the sale of investments were $3,024 at March 31, 2001. There were no realized gains or losses from the sale of investments at March 31, 2000. Unrealized losses of $6,380 at March 31, 2001 were $94,252 less than the $100,632 unrealized loss at March 31, 2000. The loss decreased due to a large decrease in the share price of Computer Motion, Inc. during the first quarter of 2000.

     Expenses of $5,305 and $4,520 for the three months ended March 31, 2001 and March 31, 2000, respectively, represented professional fees. The expenses at March 31, 2001 consisted of legal, audit, tax, and professional filing expense.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the period ended March 31, 2001.

                                    Type of                                                             Realized
Company                             Transaction                Cost               Proceeds                Loss
-----------------------             ------------             -------              --------             -----------
SALES:
Quarter 1 ended:
---------------
Computer Motion, Inc.               Sold 1,000 shares
                                    of common stock          $ 7,712              $ 4,688                $(3,024)
                                                             -------              -------                -------

     Total Sales                                             $ 7,712              $ 4,688                $(3,024)
                                                             =======              =======                =======

LIQUIDITY AND CAPITAL RESOURCES

     The partnership's total capital of $1,317,266 as of March 31, 2001, consisted of $1,303,975 in limited partner capital and $13,291 in general partner capital. Net loss was allocated to the limited partners in the amount of $9,951 and to the general partners in the amount of $101.

     At March 31, 2001, the Partnership had $27,203 in cash and cash equivalents.

                         Part II. OTHER INFORMATION



                   COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:    Legal Proceedings

     The partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended March 31, 2001.

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


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

          By: CIP Management, L.P., LLLP, Managing General Partner
          By: CIP Management, Inc., its Managing General Partner

/s/      Daniel A. Burkhardt                      President, Treasurer and Director          May 14, 2001
         -----------------------------------
         Daniel A. Burkhardt


/s/      Ray L. Robbins, Jr.                      Vice-President and Director                May 14, 2001
         -----------------------------------
         Ray L. Robbins, Jr.
