Form 10-Q
period 2001-06-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 2001-08-07
CIK 887499

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended JUNE 30, 2001   Commission file number 0-20213


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

                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                     INDEX


                                                                           Page
                                                                          Number

     Part I.    FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Schedule of Portfolio Investments...........................3
                Statement of Financial Condition............................6
                Statement of Income.........................................7
                Statement of Cash Flows ....................................8
                Statement of Changes in Partnership Capital.................9
                Notes to Financial Statements .............................10

     Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................11

     Part II.   OTHER INFORMATION

     Item 1.    Legal Proceedings..........................................13

     Item 6.    Exhibits and Reports on Form 8-K...........................13

                Signatures.................................................14

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                              AS OF JUNE 30, 2001
                                                 (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                        Cost               Fair Value

-----------------------------------------------------------------------------------------------------------------
GLOBAL SURGICAL                  Formed to acquire the Urban Microscope
CORPORATION                      Division and the Surgical Mechanical
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

COMPUTER MOTION, INC.            Develops and supplies medical robotics
(RBOT)

     September 6, 1996           40,948 warrants to purchase
                                 common stock, exercisable at
                                 $3.71 per warrant through 5/2/03                        8                 2,088

     September 6, 1996           10,508 shares of Common Stock                      73,324                38,985

                                 16,209 warrants to purchase
                                 common stock, exercisable at
                                 $7.712 per warrant, through 12/31/03                  250                     -

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





                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                               AS OF JUNE 30, 2001
                                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                        Cost               Fair Value

-----------------------------------------------------------------------------------------------------------------
STEREOTAXIS, INC.                Develops and markets a system by which
                                 surgery can be conducted remotely using
                                 computer controlled magnets

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

ONLINE RESOURCES &               Provides a variety of inter-active
COMMUNICATIONS                   banking and financial services
CORPORATION                      to end-users and corporate
(ORCC)                           customers in the banking and
                                 financial services industry

     March 17, 1997              16,018 shares of common stock                     134,794                38,443

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




                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D)
                                                AS OF JUNE 30, 2001
                                                    (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                      Cost              Fair Value

-----------------------------------------------------------------------------------------------------------------
CARBON MEDICAL                   Developing Acyst, an injectable bulking
TECHNOLOGIES, INC.               agent, for the treatment of stress
(formerly Advanced Uro           urinary incontinence.
Science, Inc.)

     April 7, 1997               25,000 shares of Series A
                                 Preferred Stock                           $       100,000       $       100,000

NOVOCELL, INC.                   Research and development of
                                 minimally invasive, encapsulated
                                 cellular transplants for the
                                 treatment of diabetes.

     September 9, 2000           10,000 shares of Series A
                                 Preferred Stock                                    10,000                10,000

     March 30, 2000              9.5% convertible promissory
                                 note, due 9/30/00.                                  1,531                 1,531

     April 26, 2000              6,417 shares of Series B Preferred Stock           11,875                14,478

BIOSEPARATIONS, INC.             Develops automated instrumentation that
                                 can isolate and process cells for use in
                                 biotechnology, diagnostic, therapeutic,
                                 and clinical research applications

     October 14, 1997            50,000 shares of Series B
                                 Preferred Stock                                   100,000               100,000

                                 Warrant to purchase 9,091 shares
                                 of Common Stock at $1.10 per
                                 share, through 10/15/02                                 -                     -

                                                                           ---------------       ---------------

                                                                           $     1,678,898       $     1,302,776
                                                                           ===============       ===============

-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                        STATEMENT OF FINANCIAL CONDITION

                                                                            (Unaudited)
                                                                             June 30,               December 31,
                                                                               2001                     2000
-------------------------------------------------------------------------------------------------------------------

                                                     ASSETS
                                                     ------
Investments at Fair Value
     (cost $1,678,898 and $1,686,609 respectively)                       $     1,302,776           $    1,303,328
Cash and Cash Equivalents                                                         15,917                   23,379
Accrued Interest and Dividends Receivable                                         17,074                    7,761
                                                                         ---------------           --------------

     TOTAL ASSETS                                                        $     1,335,767           $    1,334,468
                                                                         ===============           ==============


                                       LIABILITIES AND PARTNERSHIP CAPITAL
                                       -----------------------------------


ACCRUED EXPENSES                                                         $         8,624           $        7,150
                                                                         ---------------           --------------

Partnership Capital:

Capital - Limited Partners                                                     1,313,753                1,313,926
Capital - General Partners                                                        13,390                   13,392
                                                                         ---------------           --------------

     TOTAL PARTNERSHIP CAPITAL                                                 1,327,143                1,327,318
                                                                         ---------------           --------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                 $     1,335,767           $    1,334,468
                                                                         ===============           ==============

------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                               STATEMENT OF INCOME
                                                   (UNAUDITED)

                                               Three Months Ended                       Six Months Ended
                                          June 30,            June 30,             June 30,           June 30,
                                            2001                2000                 2001               2000
--------------------------------------------------------------------------------------------------------------------

                                                     INCOME
                                                     ------
Dividend and Interest Income            $       4,656       $       1,969       $       9,313      $       3,938
                                        -------------       -------------       -------------      -------------


     TOTAL INCOME                               4,656               1,969               9,313              3,938
                                        -------------       -------------       -------------      -------------


                                                    EXPENSES
                                                    --------

Professional Fees                               8,319              10,336              13,624             14,856
                                        -------------       -------------       -------------      -------------

     TOTAL EXPENSES                             8,319              10,336              13,624             14,856
                                        -------------       -------------       -------------      -------------


Net Loss before Realized Gains
   (Losses) and Unrealized
   Gains (Losses)                              (3,663)             (8,367)             (4,311)           (10,918)

Realized Gains (Losses) on
   Sale of Investments                              -               1,461              (3,024)             1,461
Unrealized Gains (Losses) on
     Investments                               13,540            (342,274)              7,160           (442,906)
                                        -------------       -------------       -------------      -------------

NET INCOME (LOSS)                       $       9,877       $    (349,180)      $        (175)     $    (452,363)
                                        =============       =============       =============      =============

Per Unit Information:
     Net Income (Loss)                  $         .09       $       (3.11)      $        (.01)     $       (4.02)
                                        =============       =============       =============      =============

     Net Asset Value                                                            $       11.79      $       14.20
                                                                                =============      =============

Units Outstanding:
     Limited Partners                                                                 111,395            111,395

     General Partners                                                                   1,135              1,135

--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      COMMUNITY INVESTMENT PARTNERS II, L.P.

                                             STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                                                           Six Months                Six Months
                                                                              Ended                     Ended
                                                                          June 30, 2001             June 30, 2000
--------------------------------------------------------------------------------------------------------------------

CASH (USED) PROVIDED BY
OPERATING ACTIVITIES:

     Net Loss                                                            $          (175)          $     (452,363)
     Adjustments to reconcile Net Loss to Net
       Cash (Used) Provided by Operating Activities -
     Change in Assets and Liabilities:
       Accrued Expenses                                                            1,474                   (7,154)
       Accrued Interest and Dividends Receivable                                  (9,313)                  (3,937)
     Purchase of Portfolio Investments                                                 -                  (13,406)
     Sale of Portfolio Investments                                                 4,688                   39,955
     Net Unrealized (Gains) Losses on Portfolio Investments                       (7,160)                 442,906
     Realized (Gains) Losses on Sale of Portfolio Investments                      3,024                   (1,461)
                                                                         ---------------           --------------

     Total Cash (Used) Provided by Operating Activities                           (7,462)                   4,540


CASH AND EQUIVALENTS, beginning of period                                         23,379                   12,635
                                                                         ---------------           --------------

CASH AND EQUIVALENTS, end of period                                      $        15,917           $       17,175
                                                                         ===============           ==============

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

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                    STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                    (UNAUDITED)

                                                                 Six Months Ended June 30, 2001  and 2000

                                                       Limited Partners     General Partners             Total
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $      2,030,024      $       20,625        $      2,050,649

Net Loss                                                       (447,839)             (4,524)               (452,363)
                                                       ----------------      --------------        ----------------

Balance, June 30, 2000                                 $      1,582,185      $       16,101        $      1,598,286
                                                       ================      ==============        ================



Balance, December 31, 2000                             $      1,313,926      $       13,392        $      1,327,318

Net Loss                                                           (173)                 (2)                   (175)
                                                       ----------------      --------------        ----------------

Balance, June 30, 2001                                 $      1,313,753      $       13,390        $      1,327,143
                                                       ================      ==============        ================

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

     The General Partners of CIP II have amended, and Management has agreed to amend, the Management Agreement for CIP II to clarify the right of Management to waive all or any portion of the management fee from time to time without any reduction in the level of services.

     The financial information included herein is unaduited. However, in the opinion of management, such information includes all adjustments, consisting solely of normal recurring accruals, which are necessary for a fair presentation of the results of interim operations.

     The results of operations for the six months ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                   COMMUNITY INVESTMENT PARTNERS II, L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 VERSUS QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

     Net income for the three months ended June 30, 2001 was $9,877, compared to net loss of $349,180 for the three months ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $175, compared to net loss of $452,363 for the six months ended June 30, 2000.

     Total revenue for the three months ended June 30, 2001 were $4,656, compared to $1,969 for the three months ended June 30, 2000. Total revenues for the six months ended June 30, 2001 were $9,313, compared to $3,928 for the six months ended June 30, 2000. Revenues consisted of dividend and interest income from investments.

     There were no realized gains or losses from the sale of investments for the three months ended June 30, 2001, compared to realized gains from the sale of investments of $1,461 for the three months ended June 30, 2000. Unrealized gains on investments for the three months ended June 30, 2001 were $13,540, compared to unrealized losses on investments of $342,274 for the three months ended June 30, 2000. The unrealized losses on investments for the three months ended June 30, 2000 were due to a decrease in market value of Computer Motion, Inc. and On-line Resources & Communications Corporation.

     Realized losses from the sale of investments for the six months ended June 30, 2001 were $3,024, compared to realized gains from sale of investments of $1,461 for the six months ended June 30, 2000. Unrealized gains on investments for the six months ended June 30, 2001 were $7,160, compared to unrealized losses on investments of $442,906 for the six months ended June 30, 2000. The unrealized losses on investments for the three months ended June 30, 2000 were due to a decrease in market value of Computer Motion, Inc. and On-line Resources & Communications Corporation of 25% and 61%, respectively.

     Expenses for the three months ended June 30, 2001 were $8,319, a 20% decrease from expenses for the three months ended June 30, 2000 of $10,336. The decrease is a result of a decrease in legal expenses. Expenses for the six months ended June 30, 2001 were $13,624 an 8% decrease compared to expenses for the six months ended June 30, 2000 of $14,856.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the six months ended June 30, 2001.

                                    Type of                                                             Realized
Company                             Transaction                Cost               Proceeds             Gain (Loss)
-----------------------             -----------------     -------------         -------------        -------------
SALES:
------

Computer Motion, Inc.               Sold 1,000 shares
                                    of common stock       $       7,712         $       4,688        $      (3,024)

                                                          -------------         -------------        -------------

     Total Sales                                          $       7,712         $       4,688        $      (3,024)
                                                          =============         =============        =============

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's total capital of $1,327,143 as of June 30, 2001, consisted of $1,313,753 in limited partner capital and $13,390 in general partner capital. Net loss was allocated to the limited partners in the amount of $173 and to the general partners in the amount of $2.

     At June 30, 2001, the Partnership had $15,917 in cash and cash equivalents.

                         Part II. OTHER INFORMATION


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

     The Partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended June 30, 2001.

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


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

           By: CIP Management, L.P., LLLP, Managing General Partner
           By: CIP Management, Inc., its Managing General Partner


/s/  Daniel A. Burkhardt
                            President, Treasurer and Director  August 10, 2001
     --------------------
     Daniel A. Burkhardt


/s/  Ray L. Robbins, Jr.
                            Vice-President and Director        August 10, 2001
     --------------------
     Ray L. Robbins, Jr.