Form 10-Q
period 2001-09-30
COMMUNITY INVESTMENT PARTNERS II LP
filed 2001-11-13
CIK 887499

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                           ----------------------



                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended SEPTEMBER 30, 2001
                       Commission file number 0-20213


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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings..........................................13

Item 6.    Exhibits and Reports on Form 8-K...........................13

           Signatures.................................................14

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                           AS OF SEPTEMBER 30, 2001
                                                  (UNAUDITED)
----------------------------------------------------------------------------------------------------------------

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

COMPUTER MOTION, INC.            Develops and supplies medical robotics
(RBOT)

     September 6, 1996           40,948 warrants to purchase
                                 common stock, exercisable at
                                 $4.569 per warrant through 5/2/03                       8                 2,088

     September 6, 1996           10,508 shares of Common Stock                      73,324                31,734

                                 16,209 warrants to purchase
                                 common stock, exercisable at
                                 $7.712 per warrant, through 12/31/03                  250                     -

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




                                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                           AS OF SEPTEMBER 30, 2001
                                                  (UNAUDITED)

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

     March 17, 1997              16,018 shares of common stock                     134,794                18,741

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




                                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     COMMUNITY INVESTMENT PARTNERS II, L.P.

                                   SCHEDULE OF PORTFOLIO INVESTMENTS (CONT'D.)
                                           AS OF SEPTEMBER 30, 2001
                                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------

Company                          Nature of Business
Initial Investment Date          Investment                                           Cost            Fair Value

----------------------------------------------------------------------------------------------------------------
CARBON MEDICAL                   Developing Acyst, an injectable bulking
TECHNOLOGIES, INC.               agent, for the treatment of stress
(formerly Advanced Uro           urinary incontinence.
Science, Inc.)

     April 7, 1997               25,000 shares of Series A
                                 Preferred Stock                                $  100,000            $  100,000

NOVOCELL, INC.                   Research and development of
                                 minimally invasive, encapsulated
                                 cellular transplants for the
                                 treatment of diabetes.

     September 9, 2000           10,000 shares of Series A
                                 Preferred Stock                                    10,000                10,000

     March 30, 2000              9.5% convertible promissory
                                 note, due 9/30/00.                                  1,531                 1,531

     April 26, 2000              6,417 shares of Series B Preferred Stock           11,875                11,875

BIOSEPARATIONS, INC.             Develops automated instrumentation that
                                 can isolate and process cells for use in
                                 biotechnology, diagnostic, therapeutic,
                                 and clinical research applications

     October 14, 1997            50,000 shares of Series B
                                 Preferred Stock                                   100,000               100,000

                                 Warrant to purchase 9,091 shares
                                 of Common Stock at $1.10 per
                                 share, through 10/15/02                                 -                     -

                                                                                ----------            ----------

                                                                                $1,678,898            $1,273,220

                                                                                ==========            ==========

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                    COMMUNITY INVESTMENT PARTNERS II, L.P.

                                       STATEMENT OF FINANCIAL CONDITION

                                                                           (Unaudited)
                                                                          September 30,             December 31,
                                                                              2001                      2000

-----------------------------------------------------------------------------------------------------------------

                                                    ASSETS
                                                    ------

Investments at Fair Value
     (cost $1,678,898 and $1,686,609, respectively)                      $     1,273,220           $    1,303,328
Cash and Cash Equivalents                                                         13,145                   23,379
Accrued Interest and Dividends Receivable                                         21,731                    7,761

                                                                         ---------------           --------------

     TOTAL ASSETS                                                        $     1,308,096           $    1,334,468

                                                                         ===============           ==============

                                       LIABILITIES AND PARTNERSHIP CAPITAL
                                       -----------------------------------

ACCRUED EXPENSES                                                         $         9,750           $        7,150

                                                                         ---------------           --------------

Partnership Capital:

Capital - Limited Partners                                                     1,285,244                1,313,926
Capital - General Partners                                                        13,102                   13,392

                                                                         ---------------           --------------

     TOTAL PARTNERSHIP CAPITAL                                                 1,298,346                1,327,318

                                                                         ---------------           --------------
TOTAL LIABILITIES AND
     PARTNERSHIP CAPITAL                                                 $     1,308,096           $    1,334,468

                                                                         ===============           ==============

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

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.
                                                STATEMENT OF INCOME
                                                    (UNAUDITED)

                                                Three Months Ended                      Nine Months Ended
                                        September 30,       September 30,       September 30,      September 30,
                                            2001                2000                2001               2000

----------------------------------------------------------------------------------------------------------------

                                                     INCOME
                                                     ------

Dividend and Interest Income            $       4,657       $       9,206       $      13,970      $      13,144

                                        -------------       -------------       -------------      -------------

     TOTAL INCOME                               4,657               9,206              13,970             13,144

                                        -------------       -------------       -------------      -------------


                                                    EXPENSES
                                                    --------

Professional Fees                               3,899               7,880              17,522             22,736
Other                                               -                 515                   -                515

                                        -------------       -------------       -------------      -------------


     TOTAL EXPENSES                             3,899               8,395              17,522             23,251

                                        -------------       -------------       -------------      -------------

Net Income (Loss) before Realized Gains
     (Losses) and Unrealized
     Gains (Losses)                               758                 811              (3,552)           (10,107)

Realized Gains (Losses) on
     Sale of Investments                            -               3,293              (3,024)             4,754
Unrealized (Losses) Gains on
     Investments                              (29,556)             45,283             (22,396)          (397,623)

                                        -------------       -------------       -------------      -------------

NET (LOSS) INCOME                       $     (28,798)      $      49,387       $     (28,972)     $    (402,976)

                                        =============       =============       =============      =============

Per Unit Information:
     Net (Loss) Income                  $        (.26)      $         .43       $        (.26)     $       (3.58)

                                        =============       =============       =============      =============

     Net Asset Value                                                            $       11.54      $       14.64


                                                                                =============      =============

Units Outstanding:
     Limited Partners                                                                 111,395            111,395

     General Partners                                                                   1,135              1,135

----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       COMMUNITY INVESTMENT PARTNERS II, L.P.

                                              STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                           Nine Months              Nine Months
                                                                              Ended                    Ended
                                                                        September 30, 2001       September 30, 2000

-------------------------------------------------------------------------------------------------------------------

CASH (USED) PROVIDED BY
OPERATING ACTIVITIES:

     Net Loss                                                            $       (28,972)          $     (402,976)
     Adjustments to reconcile Net Loss to Net
       Cash (Used) Provided by Operating Activities -
     Change in Assets and Liabilities:
       Accrued Expenses                                                            2,600                   (3,264)
       Accrued Interest and Dividends Receivable                                 (13,970)                  29,578
     Purchase of Portfolio Investments                                                 -                  (56,127)
     Sale of Portfolio Investments                                                 4,688                   43,248
     Net Unrealized Losses on Portfolio Investments                               22,396                  397,623
     Realized Losses (Gains) on Sale of Portfolio Investments                      3,024                   (4,754)

                                                                         ---------------           --------------

     Total Cash (Used) Provided by Operating Activities                          (10,234)                   3,328



CASH AND EQUIVALENTS, beginning of period                                         23,379                   12,635

                                                                         ---------------           --------------

CASH AND EQUIVALENTS, end of period                                      $        13,145           $       15,963

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

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          COMMUNITY INVESTMENT PARTNERS II, L.P.

                                        STATEMENT OF CHANGES IN PARTNERSHIP CAPITAL
                                                        (UNAUDITED)



                                                             Nine Months Ended September 30, 2001 and 2000

                                                       Limited Partners     General Partners             Total

------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             $     2,030,024      $         20,625        $    2,050,649

Net Loss                                                      (398,946)               (4,030)             (402,976)

                                                       ---------------      ----------------        --------------

Balance, September 30, 2000                            $     1,631,078      $         16,595        $    1,647,673

                                                       ===============      ================        ==============


Balance, December 31, 2000                             $     1,313,926      $         13,392        $    1,327,318

Net Loss                                                       (28,682)                 (290)              (28,972)

                                                       ---------------      ----------------        --------------

Balance, September 30, 2001                            $     1,285,244      $         13,102        $    1,298,346

                                                       ===============      ================        ==============

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

     The results of operations for the nine months ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                   COMMUNITY INVESTMENT PARTNERS II, L.P.
                      MANAGEMENT'S FINANCIAL DISCUSSION

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net loss for the three months ended September 30, 2001 was $28,798, compared to net income of $49,387 for the three months ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $28,972, compared to net loss of $402,976 for the nine months ended September 30, 2000.

     Total revenues for the three months ended September 30, 2001 were $4,657, compared to $9,206 for the three months ended September 30, 2000. Total revenues for the nine months ended September 30, 2001 were $13,970, compared to $13,144 for the nine months ended September 30, 2000. Revenues consist of dividend and interest income from investments.

     There were no realized gains or losses from the sale of investments for the three months ended September 30, 2001, compared to realized gains from investments of $3,293 for the three months ended September 30, 2000. Unrealized losses on investments for the three months ended September 30, 2001 were $29,556 compared to unrealized gains on investments of $45,283 for the three months ended September 30, 2000. The unrealized losses on investments for the three months ended September 30, 2001 were due to a decrease in the market value of Computer Motion, Inc. and On-line Resources & Communications Corporation common stock. The unrealized gains on investments for the three months ended September 30, 2000 were due to increases in the market values of the Computer Motion, Inc. warrants. The unrealized gains for the three months ended September 30, 2000 were offset by unrealized losses on On-line Resources & Communications Corporation common stock, due to a decrease in market value per share.

     Realized losses form the sale of investments for the nine months ended September 30, 2001 were $3,024, compared to realized gains from the sale of investments of $4,754 for the nine months ended September 30, 2000. Unrealized losses on investments for the nine months ended September 30, 2001 were $22,396, compared to $397,623 for the nine months ended September 30, 2000. The unrealized losses on investments for the nine months ended September 30, 2001 and 2000 were due to a decrease in market value of Computer Motion, Inc. and On-line Resources & Communications Corporation. From December 31, 2001 to September 30, 2001, the share prices of Computer Motion, Inc. and On-line Resources and Communication Corporation decreased 35% and 42%, respectively. From December 31, 1999 to September 30, 2000, the share prices of Computer Motion, Inc. and On-line Resources and Communication Corporation decreased 14% and 77%, respectively.

     Expenses for the three months ended September 30, 2001 were $3,899, a 54% decrease from expenses for the three months ended September 30, 2000 of $8,395. Expenses for the nine months ended September 30, 2001 were $17,522, a 25% decrease compared to expenses for the nine months ended September 30, 2000 of $23,251. The decrease in expenses for the three months and nine months ended September 30, 2001 are a result of a decrease in legal expenses.

                        Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INVESTMENT TRANSACTIONS

Following is a summary of portfolio investment transactions during the nine months ended September 30, 2001.

                                    Type of                                                            Realized
Company                             Transaction               Cost                Proceeds            Gain (Loss)

-----------------------             -----------------     -------------         -------------        -------------
SALES:
-----

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

                                                          =============         =============        =============

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's total capital of $1,298,346 as of September 30, 2001, consisted of $1,285,244 in limited partner capital and $13,102 in general partner capital. Net loss was allocated to the limited partners in the amount of $28,682 and to the general partners in the amount of $290.

     At September 30, 2001, the Partnership had $13,145 in cash and cash equivalents.

                         Part II. OTHER INFORMATION


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

Item 1:  Legal Proceedings

     The Partnership is not a party to any material pending legal proceedings.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits
     None

     (b) Reports on Form 8-K
     No reports were filed on Form 8-K for the quarter ended September 30, 2001.

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


                   COMMUNITY INVESTMENT PARTNERS II, L.P.

          By: CIP Management, L.P., LLLP, Managing General Partner
          By: CIP Management, Inc., its Managing General Partner


/s/  Daniel A. Burkhardt
                                                 President, Treasurer and Director           November 12, 2001
     -----------------------------------
     Daniel A. Burkhardt


/s/  Ray L. Robbins, Jr.
                                                 Vice-President and Director                 November 12, 2001
     -----------------------------------
     Ray L. Robbins, Jr.